Form 10-Q
period 2006-02-14
ASIA PROPERTIES INC
filed 2006-02-14
CIK 1070789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

(Mark One) [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-51048

Asia Properties, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	47-0855301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

114 Magnolia Street, Suite 400-115,  Bellingham, Washington 98225

(Address of principal executive offices)

(360) 392-2841

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes         No       X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,554,028 shares of common stock, $0.001 par value per share, issued and outstanding as of September 30, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes ____  No    X

QUARTERLY FINANCIAL REPORT

INDEX

Page Number

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements;

Consolidated Balance Sheet, September 30, 2005 (unaudited);                                                                                            4

Consolidated Statements of Operations;

Three-months ended September 30, 2005 and 2004 (unaudited);

Nine months ended September 30, 2005and 2004 (unaudited);

Consolidated Statements of Cash Flows;

Nine-months ended September 30, 2005 and 2004 (unaudited);

Consolidated Statements of Comprehensive Loss;

Notes to Unaudited Consolidated Financial Statements;

Item 2. Management's Discussion and Analysis of Financial Condition

            and Plan of Operations;

Item 3. Controls and Procedures;

Part II. OTHER INFORMATION;

Item 1. Legal Proceedings;

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds;

Item 3. Defaults Upon Senior Securities;

Item 4. Submission of Matters to a Vote of Security Holders;

Item 5. Other Information;

Item 6. Exhibits and Reports on Form 8-K;

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2006                                                By:

Daniel S. Mckinney, President, Chief Executive Officer, Principal Accounting Officer and Director (Principal Executive, Financial and Accounting Officer)

ASIA PROPERTIES, INC.

(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

      CONSOLIDATED BALANCE SHEETS

      INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

      INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

________________________________________________________________________________________________

	September 30, 2005 $ (Unaudited)	December 31, 2004 $

ASSETS

CURRENT ASSETS

Cash	390	576
Prepaid expenses	15,000	-

	15,390	576

INVESTMENT (Note 3)	20,000	20,000

BAAN NAIYANG PROPERTIES (Note 4)	1,402,553	-

________________________________________________________________________________________________

1,437,943	20,576

________________________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable	28,223	9,931
Accrued liabilities	5,000	57,500
Due to related parties (Note 5)	49,390	11,098
Share subscription deposits (Note 6)	100,000	-

	182,613	78,529

STOCKHOLDERS' DEFICIENCY

Capital stock, $.0001 par value, 50,000,000 authorized
8,554,028 common shares issued and outstanding (December 31, 2004 – 7,519,028) (Note 7)	8,554	7,519
Additional paid-in capital (Note 7)	3,098,874	1,729,509

Donated capital (Note 5)	315,000	270,000

Deficit accumulated during the development stage	(2,167,098)	(2,064,981)

	1,255,330	(57,953)

________________________________________________________________________________________________

1,437,943	20,576

________________________________________________________________________________________________

SUBSEQUENT EVENTS (Note 11)

The accompanying notes are an integral part of these consolidated financial statements

ASIA PROPERTIES, INC.

(a development stage company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

____________________________________________________________________________________________

Nine months Ended Sept. 30		Three Months Ended Sept. 30		Accumulated from April 6, 1998 (Date of Inception) to Sept 30,
2005 $	2004 $	2005 $	2004 $	2005 $

OPERATING EXPENSES
Advertising and promotion	33,522	1,398	32,957	23	42,893
Depreciation	-	-	-	-	18,068
Interest and bank charges	1,023	1,286	197	415	17,493
Investment banking and finders fees	-	-	-	-	446,452
Management fees	45,000	45,000	15,000	15,000	848,614
Office and sundry	3,648	1,292	2,391	56	27,578
Professional fees	16,146	14,299	6,159	10,183	652,892
Rent	-	-	-	-	4,219
Telephone	3,138	165	1,273	27	21,666
Travel	24,042	7,201	15,090	2,129	145,352
Transfer agent and filing fees	2,798	741	922	310	105,334
Directors fees	7,800	-	-	-	7,800

LOSS BEFORE OTHER ITEMS	(137,117)	(71,382)	(73,989)	(28,143)	(2,338,361)

OTHER ITEMS
Gain on settlement of debt (Note 9)	35,000	-	35,000	-	178,307
Write down of property and equipment	-	-	-	-	(7,639)

	35,000	-	35,000	-	170,668

LOSS BEFORE INCOME TAXES	(102,117)	(71,382)	(38,989)	(28,143)	(2,167,693)

INCOME TAXES RECOVERED	-	-	-	-	595

NET LOSS FOR THE PERIOD	(102,117)	(71,382)	(38,989)	(28,143)	(2,167,098)

BASIC LOSS PER SHARE	(0.01)	(0.01)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,770,109	6,720,782	8,242,778	6,720,782

The accompanying notes are an integral part of these consolidated financial statements

ASIA PROPERTIES, INC.

(a development stage company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

_____________________________________________________________________________________________________

Nine months Ended September 30		Three Months Ended September 30		Cumulative Inception, April 6, 1998 to Sept. 30
2005 $	2004 $	2005 $	2004 $	2005 $

OPERATING ACTIVITIES
Net loss	(102,117)	(71,382)	(38,989)	(28,143)	(2,167,098)
Items not affecting cash
Depreciation	-	-	-	-	12,599
Write-down of investment to net realizable value	-	-	-	-	27,000
Write-down of property and equipment	-	-	-	-	7,639
Donated consulting and management services	45,000	45,000	15,000	15,000	315,000
Deferred assets amortized	-	-	-	-	12,507
Gain on settlement of debt	(35,000)	-	(35,000)	-	(178,307)
Shares issued for services rendered	10,400	-	-	-	756,676
Changes in non-cash working capital
Increase in prepaid expenses	(15,000)	-	(15,000)	-	(15,000)
Increase (decrease) in accounts payable and accruals	792	(46,001)	(2,272)	(24,152)	366,138
	(95,925)	(72,393)	(76,261)	(37,295)	(862,846)

INVESTING ACTIVITIES
Increase in deferred assets	-	-	-	-	(12,507)
Purchase of securities	-	-	-	-	(20,000)
Purchase of property and equipment	-	-	-	-	(20,238)
Increase in properties acquired for resale	(42,553)	-	(42,553)	-	(42,553)
Purchase of investment	-	-	-	-	(27,000)

	(42,553)	-	(42,553)	-	(122,298)

FINANCING ACTIVITIES
Issuance of stock	-	-	-	-	641,600
Stock subscriptions received	100,000	-	100,000	-	100,000
Advances from related parties	38,292	72,437	19,089	37,351	243,934
	138,292	72,437	119,089	37,351	985,534

INCREASE/(DECREASE) IN CASH FLOW	(186)	44	275	56	390

CASH, beginning of period	576	219	115	207	-

CASH, end of period	390	263	390	263	390

NON-CASH FINANCING ACTIVITIES (Note 6)

SUPPLEMENTAL DISCLOSURES
Interest paid	-	-	-	-	-
Taxes paid	-	-	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

ASIA PROPERTIES, INC.

(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

__________________________________________________________________________________________________________________________

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

__________________________________________________________________________________________________________________________

        Asia Properties, Inc. (the "Company") was incorporated in Nevada on April 6, 1998.  The Company was formed to seek opportunities to invest in real estate projects in Asia.  The Company has a 100% owned subsidiary, Asia Properties, International (Thailand) Ltd., which was registered in Thailand on August 2, 1999, to conduct the Company's real estate operations in Thailand.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

Going Concern

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future operations and ultimately to attain profitable operations.  To September 30, 2005, the Company has a working capital deficiency of $167,223 and has incurred losses since inception totaling $2,167,098.  Management's plans include obtaining additional capital through debt and equity financings.

The Company will depend almost exclusively on outside capital to complete planned land acquisition and destination resort development.  Such capital would include the sale of additional capital stock and could include commercial borrowing.  There can be no assurance that capital will be available as necessary to fund these development plans or, if the capital is available, that it will be on terms acceptable to the Company.  The issuance of additional equity securities by the Company may result in a significant dilution in the equity interests of current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments.  If the Company is unable to obtaining financing in the amounts and on terms deemed acceptable, future operations may be adversely affected.

Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve objectives or reach profitability.  Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

ASIA PROPERTIES, INC.

(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

__________________________________________________________________________________________________________________________

2.          SIGNIFICANT ACCOUNTING POLICIES

__________________________________________________________________________________________________________________________

   a)   Basis of presentation

These financial statements have been presented in U.S. dollars and prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP").  The Company's year end is December 31.

   b)   Consolidation

        These consolidated financial statements include the accounts of the Company, and its 100% owned inactive Thailand subsidiary, Asia Properties, International (Thailand) Ltd.

c)   Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

          d)   Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates, which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in the results of operations.

          e)          Investment in shares

The Company considers the investment in shares of Entellium as available for sale securities.  This investment is carried at cost as the fair market value is not readily determinable and the Company does not exercise significant influence over Entellium.  In determining the appropriate fair value of this investment management considers whether there are there any factors to indicate that impairment in value has occurred.  Management believes that no adjustment for impairment in value is considered necessary at this time.

          f)    Fair value of financial instruments

In accordance with the requirements of SFAS No.107, management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities including cash, accounts payable and accrued liabilities approximate carrying value due to the short-term maturity of the instruments.

The fair value of amounts due to related parties is not determinable as there are no specific terms of repayment.

ASIA PROPERTIES, INC.

(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

__________________________________________________________________________________________________________________________

2.          SIGNIFICANT ACCOUNTING POLICIES - Cont'd

__________________________________________________________________________________________________________________________

g)       Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS 128, "Earnings per Share".  SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

          h)          Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123").  The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.  The disclosure provisions of SFAS No. 148 were effective for the Company commencing December 31, 2002.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above.  In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.  Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock.  Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18").  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

ASIA PROPERTIES, INC.

(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

__________________________________________________________________________________________________________________________

2.          SIGNIFICANT ACCOUNTING POLICIES - Cont'd

__________________________________________________________________________________________________________________________

         i)  Income Taxes

               The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  At September 30, 2005 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

           j)    Impairment of long-lived assets

                Certain long-term assets of the Company are reviewed at least quarterly to determine whether there are indications the carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the assets will be written down to fair value.  Management also re-evaluates the periods of amortization to determine whether subsequent events and changes in circumstances warrant revised estimates of useful lives.

           k) Recent accounting pronouncements

               In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period).  This standard becomes effective for the Company for the interim period beginning after December 15, 2005.  Management is currently evaluating the impact of this standard on the Company's financial condition and results of operations.

               In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153").  SFAS 153 requires that exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance.  SFAS 153 will be effective for fiscal periods beginning after June 15, 2005.  Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

ASIA PROPERTIES, INC.

(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

__________________________________________________________________________________________________________________________

3.       INVESTMENT

__________________________________________________________________________________________________________________________

The fair market value of the investment in Entellium is assessed for impairment by management.  No factors have come to management's attention that would indicate that a write down of this investment is required.  (See Note 2(e)).

__________________________________________________________________________________________________________________________

4.       BAAN NAIYANG PROPERTIES

__________________________________________________________________________________________________________________________

During the three months ended September 30, 2005, the Company acquired a total of 57 land plots of the Baan Naiyang Resort in Phuket Thailand, for the purpose of developing the land and building resort properties for resale.  The Company issued 995,000 shares of common stock with an estimated fair market value of $1,360,000 to purchase the properties (Note 7 (c) (d) and (e)).  Deferred expenses of $42,553 have been incurred to develop the land and begin construction on the property.

__________________________________________________________________________________________________________________________

5.       RELATED PARTY TRANSACTIONS

__________________________________________________________________________________________________________________________

The amounts owing to the directors at September 30, 2005 of $49,390 (December 31, 2004 - $11,098) are unsecured, non-interest bearing and due on demand.

The President of the Company has donated services valued at $5,000 per month.  This amount has been recorded as management fee and classified as "donated capital" in stockholders' deficit.

__________________________________________________________________________________________________________________________

6.       SHARE SUBSCRIPTION DEPOSITS

__________________________________________________________________________________________________________________________

The Company has signed a private placement agreement for the issue of 1,050,000 common shares at a price of $0.50 per share.  On July 13, 2005, the Company received $100,000 as partial proceeds from the private placement. As the shares were issued subsequent to September 30, 2005 this amount has been recorded as share subscription deposits in the accompanying financial statements.

ASIA PROPERTIES, INC.

(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

__________________________________________________________________________________________________________________________

7.       CAPITAL STOCK

__________________________________________________________________________________________________________________________

The authorized capital of the Company consists of 50,000,000 common shares with a par value of $0.001 each.

Number of Shares

 Par Value
$

 Additional Paid in Capital
$

 Total
$

Capital stock balance at December 31, 2004

7,519,028

7,519

1,729,509

1,737,028

Capital stock issued for:

Services:

Directors fees (a)

30,000

30

7,770

7,800

Consulting fees (b)

10,000

10

2,590

2,600

Investment in properties:

July 7, 2005 (c)

600,000

600

299,400

300,000

August 22, 2005 (d)

45,000

45

159,955

160,000

September 1, 2005 (e)

350,000

350

899,650

900,000

Capital stock balance at September 30, 2005

8,554,028

8,554

3,098,874

3,107,428

(a)      During the quarter ended June 30, 2005, the company issued to a director, 30,000 common shares with a fair value of $0.26 per share, and $7,800 was recorded as director's fees.

(b)     During the quarter ended June 30, 2005, the company issued to a consultant, 10,000 common shares with a fair value of $0.26 per share, and $2,600 was recorded as professional fees.

(c)      On July 7, 2005, the Company issued 600,000 common shares with an estimated fair value of $300,000 to purchase a total of twenty-three land plots in Baan Naiyang Resort in Phuket, Thailand.

(d)     On August 22, 2005, the Company issued 45,000 common shares with an estimated fair value of $160,000 to acquire an additional four land plots in Baan Naiyang Resort in Phuket, Thailand.

(e)      On September 1, 2005, the Company acquired an additional thirty land plots in Baan Naiyang Resort in Phuket, Thailand by issuing 350,000 common shares of the Company and 75,000 share purchase warrants entitling the holder to purchase additional common shares at $4.00 per share for a period of eighteen months, for a total estimated fair value of $900,000.

The weighted average number of shares under option and option prices for the period ended September 30, 2005 are as follows:

 Shares Under
Option

 Weighted
Average

 Weighted
Average

Option Price

Remaining Life of Options

$

(Months)

Balance, September 30, 2005 and December 31, 2004

50,000

1.00

5

ASIA PROPERTIES, INC.

(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

__________________________________________________________________________________________________________________________

8.       NON-CASH FINANCING ACTIVITIES

__________________________________________________________________________________________________________________________

Nine months ended Sept. 30

Three months ended Sept. 30

 Accumulated from
           April 6, 1998

 (Date of Inception) to
Sept. 30,2005

2005

2004

2005

2004

Shares issued for services rendered

10,400

-

10,400

-

756,676

Shares issued to settle debt

-

-

-

-

349,152

Shares issued for investment in properties held for resale

1,360,000

-

1,360,000

-

1,360,000

__________________________________________________________________________________________________________________________

9.       GAIN ON SETTLEMENT OF DEBT

__________________________________________________________________________________________________________________________

On July 26, 2005, the Company paid $15,000 to settle $50,000 in accrued liabilities payable to the Company's former lawyer.

__________________________________________________________________________________________________________________________

10.    INCOME TAXES

__________________________________________________________________________________________________________________________

The Company has incurred operating losses from inception to September 30, 2005 that may be available to offset future taxable income.  The Company has adopted FASB No. 109 for reporting purposes.  The potential tax benefit of these losses has not been recorded and a fully deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

__________________________________________________________________________________________________________________________

11.    SUBSEQUENT EVENTS

__________________________________________________________________________________________________________________________

On November 1, 2005, in connection with the private placement discussed in Note 6, the Company received an additional $425,000 representing the final proceeds of the private placement, and issued 1,050,000 shares at a price of $0.50 per share.  The Company issued an additional 50,000 shares with a fair value of $0.50 per share for services rendered in connection with the private placement.

On August 16, 2005, the Company signed a Memorandum of Understanding to acquire the rights to purchase the exclusive mineral rights for an oil-sands deposit on 601 square kilometers in Zhalaiteqi, Inner Mongolia, China.  The Company agreed to pay $250,000 by October 2005 and to issue two million common shares.

Between October 8, 2005 and December 22, 2005, the Company sold 4 of its resort properties in Baan Naiyang, Phuket Thailand for total revenues of $338,461.00.

Item 2. Management's Discussion and Analysis or Plan Of Operation.

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF ASIA PROPERTIES AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING.  STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND ELSEWHERE IN THIS REGISTRATION STATEMENT THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS."

General Overview

Asia Properties, Inc. is a development stage company, which was incorporated in 1998.  Asia Properties currently invests in and develops real estate in Southeast Asia.  Asia Properties will initially devote most of its efforts toward organization and fund raising for planned Asian and Southeast Asian real estate investments, and from October 8, 2005 to December 22, 2005, approximately $338,461 in revenues have been generated from such operations.  Asia Properties has experienced recurring losses from operations since its inception and as of September 30, 2005, Asia Properties has had a working capital deficit of $167,223 and, since inception, an accumulated deficit from operations of $2,167,098. As noted in the independent audit report for the audited Asia Properties financial statements for the year ending 2004, these factors raise doubt about the ability of Asia Properties to continue as a going concern.  Realization of the Company's business plan is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations.  Although we have generated some revenues, our only other source for cash is through investments or loans from management.  We must raise additional cash to fully implement our projects and stay in business.

Form F-4 Registration Statement Filing and Withdrawal.

On April 25, 2000, Asia Properties, Inc. filed a Form F-4 Registration Statement (Commission File No. 333-11892) as the registrant, Asia Properties Investments, Inc., in order to properly affect the reincorporation of Asia Properties from the State of Nevada to the British Virgin Islands.  On June 19, 2002, the Form F-4 Registration Statement was withdrawn via a Form RW following the decision by the Company not to proceed with the reincorporation from a Nevada corporation to a British Virgin Islands company.

Previously, The efforts to purchase a Thailand real estate company, Northbridge Communities Limited, was terminated on November 20, 2000 and removed from the F-4.

The Company has decided not to reincorporate elsewhere and will remain as a Nevada corporation.  Asia Properties Investments Inc. was incorporated solely for the purpose of redomiciling in the British Virgin Islands and the proposed merger.  As the merger did not proceed, Asia Properties Investments, Inc has been terminated.

Form SB-2 Registration Statement Filing and Withdrawal.

On October 2003, Asia Properties, Inc. filed a Form SB-2 Registration Statement (Commission File No. 333-109738). On July 26, 2004, the Form SB-2 Registration Statement was withdrawn via a Form RW following the decision by the Company not to proceed with the registration because we had terminated an agreement  with  Cornell Capital Partners which formed the primary securities that were to be registered by the Form SB-2. No securities were offered or sold pursuant to this registration  statement.

Form 10-SB Registration Statement Filing and Withdrawal.

On November 26, 2004, Asia Properties, Inc. filed a Form 10-SB Registration Statement (Commission File No. 000-51048) and on December 27, 2004, we filed an Amended Form 10-SB Registration Statement. On August 31, 2005, the Form 10-SB Registration Statement was withdrawn via a Form 15-12G following the decision by the Company not to proceed with the registration because we felt that our business had changed significantly and our 10-SB filing was no longer relevant.

Loans by Management

In July 2000, Asia Properties received loans from Daniel S. McKinney and Nicholas St. Johnston, executive officers and directors of Asia Properties, and their affiliated entities in the total amount of approximately $411,348.  Specifically, these loans were as follows: Daniel Mckinney - $92,580, Coldway Limited - $139,000 (Mr. McKinney and his spouse, Ms. Gaik-Im own 100% of the outstanding shares of Coldway Limited) Nicholas St. Johnston $40,768. Milliard Limited $139,000 (Nicholas St. Johnston owns 100% of the outstanding shares of Milliard Limited).  These loans were unsecured, were not interest bearing and no other charges were to be applied.  The loans were payable on demand.  Additionally, Daniel McKinney, loaned $42,337 to API in 2001, $58,908 in 2002, $14,373 in 2003 and $35,086.00 from January 1, 2004 to June 30, 2004 for general expenses and operations.

Asia Properties was unable to repay the loans in cash and therefore issued shares of common stock in repayment of the loans.  This shareholder loan was converted to additional shares of 411,348 on December 29, 2000 at a price of $1.00 per share.  Daniel McKinney, a director loaned $42,337 to API in 2001, $58,908 in 2002, $14,373 in 2003 and $35,086.00 from January 1, 2004 to June 30, 2004 for general expenses and operations.

Entellium Corporation

On August 1, 2002 we signed a subscription agreement with Entellium Corporation, in which we were allowed a one-time purchase of 2 million shares of Entellium at a price of $0.01 per share, amounting to a total cost of $20,000, for providing services and consulting. Entellium is an Application Service Provider (ASP), with offices in USA, Malaysia and Singapore, which provides Customer Relations Management ("CRM") solutions based on the Microsoft.NET(R) web services platform. Entellium Corporation is a State of Delaware corporation and is not publicly traded.

Results of Operations

During the period from April 6, 1998 (date of inception) to September 30, 2005, Asia Properties generated no revenues from operations and raised net cash through financing activities of $641,600 from private placements of its common stock as follows: a total of $234,547 was raised during the year ended December 31, 1999, $55,140 was raised for the year ended December 31, 2000, and $351,913 was raised for the year ended December 31, 2001.  On July 13, 2005, the Company received $100,000 as partial proceeds from a private placement consisting of 1,050,000 common shares at a price of $0.50 per share.. As noted  previously, the shares were issued subsequent to September 30, 2005 and this amount has been recorded as share subscription deposits in the accompanying financial statements.

From Inception on April 6, 1998 to September 30, 2005

Our general and administrative expense for the period of April 6, 1998 (inception) to September 30, 2005 was a total of $2,338,361.  This constitutes our primary expense during the period.  Our general and administrative expenses effectively became our net loss for the period with a net loss per share of approximately $0.27 for the period from inception to September 30, 2005.

Our general and administrative expenses from Inception to September 30, 2005 were as follows: Advertising and promotion, $42,893; Depreciation, $18,068; Interest and bank charges, $17,493; Investment banking and finders fees, $446,452; Management fees, $848,614; Office and sundry, $27,578; Professional fees, $652,892; Rent, $4,219; Telephone. $21,666; Travel, $145,352; Transfer agent and filing fees, $105,334; Directors fees, $7,800.

For the Nine-Months Starting January 1, 2005 to September 30, 2005

Our general and administrative expenses for the nine months ending September 30, 2005 were $137,117. This constitutes our primary expense during the period. Our general and administrative expenses effectively became our net loss for the period with a net loss per share of approximately $0.01

Our detailed general and administrative expenses for the  nine months ending September 30, 2005 were as follows: Advertising and promotion, $33,522; Depreciation, Nil; Interest and bank charges, $1,023 Investment banking and finders fees, Nil; Management fees, $45,000; Office and sundry, $3,648; Professional fees, $16,146; Rent, Nil; Telephone. $3,138; Travel, $24,042; Transfer agent and filing fees, $2,798; Directors fees, $7,800. Our general and administrative expenses effectively became our net loss for the period with a net loss per share of approximately $0.01.

From Inception on April 6, 1998 to September 30, 2004

Our general and administrative expenses for the period from April 6, 1998 (inception) to September 30, 2004 was a total of $2,104,809. This constitutes our primary expense during the period. Our general and administrative expenses effectively became our net loss for the period with a net loss per share of approximately $0.29 for the period from inception to September 30, 2004.

Our  detailed general and administrative expenses from inception to September 30, 2004 were as follows: Advertising and promotion, $9,251; Depreciation, , $18,068; Interest and bank charges, $16,023; Investment banking and finders fees, $446,452; Management fees, $788,614 Office and sundry, $23,930; Professional fees, $558,722; Rent, $3,874; Telephone. $18,431 Travel, $119,242; Transfer agent and filing fees, $102,202 Directors fees, Nil.

For the Nine-Months Starting January 1, 2004 to September 30, 2004

Our general and administrative expenses for the period of January 1, 2004 to September 30, 2004 were $71,382. This constitutes our primary expense during the period. Our general and administrative expenses effectively became our net loss for the period with a net loss per share of approximately $0.01.

Our detailed general and administrative expenses for the  nine months from January 1, 2004 to September 30, 2004 were as follows: Advertising and promotion, $1,398; Depreciation, Nil; Interest and bank charges, $1,286; Investment banking and finders fees, Nil; Management fees $45,000; Office and sundry, $1,292; Professional fees, $14,299; Rent, Nil; Telephone. $165; Travel, $7,201; Transfer agent and filing fees, $741; Directors fees, Nil.

Plan of Operations

During the three months ended September 30, 2005, the Company acquired a total of 57 land plots of the Baan Naiyang Resort in Phuket Thailand, for the purpose of developing the land and building resort properties for resale. The Company issued 995,000 shares of common stock with an estimated fair market value of $1,360,000 to purchase the properties. Expenses of $42,553 have been incurred to develop the land and begin construction on the property.

When possible through financings or through negotiations on purchases, we intend to use our common stock to finance acquisitions and retain as much cash as possible for working capital and development purposes.

Liquidity and Capital Resources

During the formative years Asia Properties was dependent on loans from management for working capital to cover general and administrative expenses. Starting in July 2000, Asia Properties received loans from Daniel S. McKinney and Nicholas St. Johnson, executive officers and directors of Asia Properties, and their affiliated entities in the total amount of $411,348. These loans were payable on demand. Asia Properties was unable to repay the loans in cash and therefore issued shares of common stock for services and repayment of loans.

During 1999 the company issued 70,834 shares for services. In 2000, 438,100 shares were issued for services and 133,248 shares were issued in settlement of debt. During the year 2001, 30,000 shares previously issued were returned to treasury and cancelled, 60,000 shares were issued for services and 58,000 shares were issued in settlement of debts. In 2002 20,000 shares were issued for services. During 2003 a total of 120,000 shares were issued for services. In the year 2004 50,000 were issued for services and 748,246 shares were issued for debt. During the year 2005, 40,000 shares were issued for services and 995,000 were issued for development properties.

As at September 30, 2005 the Company had a negative working capital position of $167,223. There were accounts payable of $28,223 and accrued liabilities of $5,000

KCSA Worldwide provided investor relation services from August 1998 until September 2000. On October 4, 2001 58,000 shares of Asia Properties were issued to KCSA Worldwide at a price of $0.44 per share in lieu of a fee of $25,659.

On February 28, 2003, 10,000 shares of the Company were issued to Falcon Crest Capital. Falcon Crest Capital provided investment banking services.

Our auditor, in his opinion to our financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. Additionally, Asia Properties has an accumulated deficit of $2,167,098

Foreign currency

Asia Properties prepares its financial statements using United States dollars as the reporting currency.  However, some transactions are conducted in Thailand currency - Baht, which is the functional currency in Thailand.  Transactions in Baht are translated into United States dollars as the financial reporting currency.  Foreign currency transactions are translated at the applicable rates of exchange prevailing at the dates of the transactions.  Assets and liabilities are denominated at applicable rates prevailing at the balance sheet date.

Currently, the exchange rate of Baht to United States dollars is relatively stable and Asia Properties does not expect any major fluctuation in the currency rate, which would affect the comprehensive income result of exchange gains and losses.

Inflation

Asia Properties acquires and develops real estate projects in Southeast Asia.  Real estate values are inflation sensitive and fluctuate from time to time, depending on factors such as the general economic conditions in Southeast Asia.

Capital Stock

(a)  During fiscal 1999 the Company issued 70,834 common shares, having a value of $234,547, to various consultants and employees as stock based compensation. This amount was charged to operations in fiscal 1999.

(b)  During fiscal 2000 the Company issued 438,100 common shares for having a total value of $332,729 to various consultants and employees as stock based compensation. This amount was charged to operations during fiscal 2000. Of these shares issued the Company caused 30,000 common shares to be cancelled at no cost to the Company and returned to treasury during fiscal 2001.

(c)  During fiscal 2000 the Company issued 133,248 common shares having a value of $133,348 to settle debt.

(d)   During fiscal 2001 the Company issued 60,000 common shares having a value of $36,000 for consulting services. The Company also issued 58,000 common shares having a value of $21,260 to settle debt.

(e)    During fiscal 2002, the Company issued 20,000 common shares having a value of $10,000 for legal services.

(f)     During fiscal 2003, the Company issued 20,000 common shares having a value of $20,000 for legal services, and 100,000 common shares having a value of $100,000 for investment banker and finders services.

(g)    During fiscal 2004, the Company issued 50,000 common shares having a value of $13,000 as payment for secretary services and 748,246 common shares having a value of $194,544 as settlement of an outstanding shareholder's loan.

New Accounting Standards

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and will be effective for all fiscal quarters for all fiscal years, which began after June 15, 2000.  This standard established accounting and reporting standards for derivative financial instruments and for hedging activities.

 Item 3.             Controls and Procedures.

           Our President (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for Asia Properties.  He has concluded, based upon his evaluation of these controls and procedures as of a date within 90 days of filing of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including the Certifying Officer as appropriate, to allow timely decisions regarding required disclosure.  The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies or material weakness.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

As of the date of this report, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against us.

            Item 2.  Changes in Securities.

(a)                No instruments defining the rights of stockholders of Asia Properties' common stock have been modified.

(b)               No rights evidenced by Asia Properties' common stock have been limited or qualified by the issuance or modification of any other class of securities.

            Item 3.  Defaults Upon Senior Securities.

            None.

            Item 4.  Submission of Matters to a Vote of Security Holders.

            During the quarter covered by this report, no matters requiring a vote were submitted to security holders by means of the solicitation of proxies or otherwise.

            Item 5.  Other Information.

            There is no information to be reported under this item with respect to which information is not otherwise called for by this form.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2005, covered by this report.

Asia Properties, Inc., includes herewith the following exhibits.

31.1 Certification of Principal Executive Officer and Principal Accounting Officer

(Rule 13a-14(a)/15(d)-14(a))

32.1 Certification of Principal Executive Officer and Principal Accounting Officer

 (18U.S.C. 1350)

SIGNATURES

            The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended September 30, 2005, have been included.

                                                                                                  Asia Properties, Inc.

Registrant

Date: February 11, 2006 By:           __________________________________________

         Daniel Mckinney, President and Principal Executive Officer

         Secretary and Principal Accounting Officer