Form 10-K
period 2005-12-31
ASIA PROPERTIES INC
filed 2010-01-20
CIK 1070789

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 000-51048

ASIA PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-0855301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

114 Magnolia Street
Suite 400-115, Bellingham
Washington 98225
(Address of principal executive offices, including zip code.)

(360) 392-2841
(Registrant's telephone number, including country code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act): YES [ ] NO [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act YES [ ] NO [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [] NO [X ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by Checkmark whether the registrant is a Shell Company (as defined in Rule 126-2 of the Exchange Act YES [ ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of September 30, 2009, the aggregate market value of the voting and non-voting common equity was $350.000.

The number of shares outstanding of each of the issuer's classes of common equity. As of September 30 2009, there were 35,411,362 shares of Common Stock outstanding.

FORWARD LOOKING STATEMENT

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

This annual report on Form 10-K contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that the Company will not complete its proposed Business Plan, that its management is adequate to carry out its Business Plan and that there will be adequate capital. Since the Company is a 'penny stock' company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to the Company.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General

We were incorporated in Nevada on April 6, 1998.

Our fiscal year end is December 31 and our shares are traded on the Pink Sheets under the symbol “ASPZ”. We are also listed in the Mergent Manuals and News Reports.

The Company has a 100% owned subsidiary, Asia Properties, International (Thailand) Limited, which was registered in Thailand on August 2, 1999, to conduct the Company’s real estate operations in Thailand.

Industry

Asia Properties, Inc was established to seek opportunities to invest in real estate and develop resorts in South East Asia.

Website

We currently maintain a website at www.asiaprop.com.

Revenues

Currently we have no revenue generating assets.

Competition

We have no major competitors.

Employees

We administer our business through consulting arrangements with our company's officers, directors, other individuals and one full-time employee.

Offices

We maintain one office at 114 Magnolia Street, Suite 400-115, Bellingham, Washington 98225, telephone number (360) 392-2841.

Risk Factors

1. We lack an operating history for our current business and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, you will lose your investment.

While we were incorporated in 1998, we have just initiated our current business operations. Therefore our current operating history cannot be used to determine our future success or failure. Our net loss since inception is $2,312,773. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to secure profitable business investments and opportunities. Based upon current plans, we expect to incur operating losses in the immediate future because we will be incurring expenses which will exceed our revenues. If we cannot generate a profit, we will have to suspend or cease operations and you will lose your investment.

2. We spent all of the proceeds from our private placement to maintain our business operations. If we can't raise additional funds, we may be forced to curtail or cease future activities.

We have not initiated our operations. There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us. If we cannot obtain needed funds, we may be forced to curtail or cease future activities.

3. Because our operations are all located outside of the United States, any change in the laws of the countries we operate in may adversely affect our business.

All of our operations are in South East Asia, including Thailand. This exposes us to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in laws and regulations, exposure to possible expropriation or other government actions, and unsettled political conditions. These factors may have a material adverse effect on our operations or on our business, results of operations and financial condition.

4. Our international expansion plans subject us to risks inherent in doing business internationally.

Our long-term business strategy relies on the securing of investment opportunities in South China and South East Asia. We are faced by challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could harm our business efforts, and materially and adversely affect our operating results and financial condition.

5. We face risks associated with currency exchange rate fluctuations, any adverse fluctuation may adversely affect our operating margins.

Although we are incorporated in the United States, the majority of our activities are transacted in the currencies of the countries we operate in. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. Historically, we have not engaged in exchange rate hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and may involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

6. If relations between the United States and China or the countries in South East Asia worsen, our stock price may decrease and we may have difficulty accessing the U.S. capital markets.

At various times during recent years, the United States and the countries we operate in have had disagreements over political and economic issues. Any political or trade controversies which may arise in the future between the United States and these countries could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

7. The governments of the countries we operate in could change its policies toward private enterprises, which could adversely affect our business.

Our business is subject to and may be adversely affected by political and economic uncertainties and social developments in the countries we operate in. The Thai administration has been relatively stable during the past several years, but changes in policies, laws and regulations, or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could result in the total loss of our investments.

8. The economic, political and social conditions in the countries we operate in could affect our business.

All of our business, assets and operations are located outside of the United States. In many respects, the economies of the other countries we operate in differs from the economies of most developed countries, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources.

9. Government control of currency conversion and future movements in exchange rates may adversely affect the Company's operations and financial results.

All of our transactions are substantially in currencies other than the U.S. dollar, including the Renminbi, Thai Baht, Philippine Peso and the Hong Kong Dollar. A portion of such monies will be converted into other currencies to meet our foreign currency obligations. Foreign exchange transactions continue to be subject to significant foreign exchange controls in the countries we operate.

     These limitations could affect our ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

     There can be no assurance that exchange rates will remain stable. Any currency devaluation against the U.S. dollar might increase our cash flow required to satisfy our foreign currency-denominated obligations, adversely affecting our financial condition and results of operations.

10. It may be difficult to serve us with legal process or enforce judgments against our management or us.

All of our assets are located outside the United States. In addition, our officers and directors are not based in the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of the countries we operate in will enforce judgments of U.S. courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in the countries we operate in based upon the securities laws of the United States or any state.

Investment risks:

11. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares as penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

12. Because we may issue additional shares of common stock in public offerings or private placements, your ownership interest in us may be diluted.

Because in the future we may issue shares of common stock to pay for services, to pay for equipment, or to raise money for our operations, your ownership interest may be diluted which results in your percentage of ownership in us decreasing.

13. Because our President and Chief Executive Office, Daniel McKinney, is our only employee at this time, any change in his status with our Company will negatively affect both the operations of our Company as well as our ability to secure funding in the future.

Any change in our sole employee, Daniel McKinney’s involvement with our Company may negatively affect our operations and our ability to execute our business plan. This may affect the value of shares in our Company.

ITEM 2. DESCRIPTION OF PROPERTY

In 2005 the Company acquired rights to 64 land plots of the Baan Naiyang Resort in Phuket, Thailand, from non-related parties, for the purpose of developing the land and building properties for resale. As payment for these rights, the Company issued 995,000 shares of common stock at a fair value of $1,360,000 and made cash payments of $196,935.

In order to maintain these rights, the Company must make monthly cash payments as follows:

  8 payments of 15,000 Baht per month (approximately $395) with the last payment on December 26, 2008

  22 payments of 28,000 Baht per month ($737) with the last payment on December 12, 2008

     The estimated future commitments to the end of these agreements are as follows for the years ended December 31

2006	US $ 236,777
2007	232,421
2008	232,421
2009	107,445
US $ 809,064

     During 2005, four of the properties under contract were sold and the company’s share of proceeds from these sales, which amounted to $50,967, was recorded as revenue during the year. Amortization of property rights in the amount of $97,309 was provided in respect of these sales.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period covered by this report, no matters requiring a vote were submitted to security holders by means of the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-the Counter Pink Sheets under the symbol “ASPZ”.PK. As of December 31, 2005, we had approximately 86 shareholders of record.

Presented below is the high and low bid information of our common stock for the periods indicated.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

We were given our trading symbol “ASPZ” to trade on the OTC Pink Sheets in early 1999. On December 31, 2008, the last price of our common stock as reported on the Over- the Counter Pink Sheets was $0.05 per share.

Dividend Policy

We did not pay any dividends in 2005.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no issues of unregistered securities during the period under review.

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale.

Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Transfer agent

Our Transfer Agent is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR 97204.\

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

We are a development stage Company and have not yet generated or realized any revenues from our current business operations. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not be conducting any product research or development. We do not expect significant changes in the number of employees.

Our specific goal is to identify and secure profitable investment opportunities.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

Critical Accounting Policies and Estimates

We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.

Liquidity and Capital Resources

In 2005, we sold 1,050,000 common shares and raised proceeds of $525,000 for business development, administrative and ongoing operational expenses.

We are a development stage company and management has devoted considerable effort to find profitable investment opportunities.

We had a net loss of $247,792 for the year ended December 31, 2005. As of December 31, 2005, we had cash of $234,695. Our total assets and total liabilities were $1,716,825 and $67,170 respectively. We had working capital of $170,025. We had a stockholders' surplus of $1,649,655.

Results of Operations

We had revenue of $50,967 in 2005.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities requiring enhanced disclosures about how and why an entity uses derivative instruments and their accounting.

The Company does not believe the adoption of SFAS No. 161 will have a material impact on its operating results, financial position, or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.

     The Company does not believe that implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share- Based Payment Transactions Are Participating Securities”, effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

The Company does not believe that implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

PART III

ITEM 7. FINANCIAL STATEMENTS.

Asia Properties, Inc.
(A Development Stage Company)

Financial Statements
Contents
Page

Reports of Independent Registered Public Accounting Firm	10
Balance Sheets	11
Statements of Operations	12
Statements of Stockholders' Deficiency	13
Statements of Cash Flows	14
Notes to the Financial Statements	15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Asia Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Asia Properties, Inc. as of December 31, 2005 and 2004 and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Asia Properties, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders’ equity (deficit) for the years ended December 31, 2005 and 2004 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
December 1, 2006

Asia Properties, Inc.
(A Development Stage Company)
Balance Sheets

		December 31, 2005		December 31, 2004
Assets				
Current:				
Cash	$	234,695	$	576
Prepayments and deposits		2,500		-
Total Current Assets		237,195		576
Investment		20,000		20,000
Property rights		1,459,630		-
Total Assets	$	1,716,825	$	20,576
Liabilities				
Current:				
Accounts payable and accrued liabilities	$	38,487	$	67,431
Due to related party	$	28,683	$	11,098
Total Current Liabilities		67,170		78,529
Stockholders' Equity (Deficit)				
Common Stock, $0.001 par value; 50,000,000 shares 9,654,028 and 7,519,028 common shares issued and outstanding at December 31, 2005 and 2004		9,799		7,519
Additional paid-in capital		3,622,774		1,729,509
Donated capital		330,000		270,000
Deficit accumulated during the development stage		(2,312,773)		(2,064,981)
Total Stockholders' Equity (Deficit)		1,654,655		(57,953)
Total Liabilities and Stockholders' Equity	$	1,716,825	$	20,576

See accompanying notes to the financial statements.

See accompanying notes to the financial statements.

Asia Properties, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period From April 6, 1998 (Inception) Through December 31, 2005
Cash Flows Used in Operating Activities			
Net loss	$ (247,792)	$ (167,817)	$ (2,312,773)
Adjustments to reconcile net loss to net cash used in operating activities			
Amortized property rights for property rights	97,309	-	97,309
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	60,000	60,000	330,000
Gain on settlement of debt	(35,000)	-	(178,307)
Shares issued for services rendered	-	13,000	746,276
Write down of investment to NRV	10,400	-	37,400
Write down of property and	-	-	7,639
Changes in operating assets and liabilities			
Prepaid expenses and deposits	(2,500)	-	(2,500)
Payables and accruals	6,056	11,649	371,402
Net cash used in operating activities	(111,527)	(83,168)	(878,448)
Cash Flows Used in Investing Activities			
Property rights acquired for resale	(196,939)	-	
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of securities	-	-	(20,000)
Purchase of investment	-	-	(27,000)
Net cash used in investing activities	(196,939)	-	(276,684)
Cash Flows From Financing Activities			
Issuance of stock	525,000	-	1,166,600
Advances from related party	17,585	83,525	223,227
Net cash provided by financing activities	542,585	83,525	1,389,827
Net increase/(decrease) in cash	234,119	357	234,695
Cash, beginning of year	576	219	-
Cash, end of year	$ 234,695	$ 576	$ 234,695

See accompanying notes to the financial statements.

Asia Properties, Inc.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

1. Organization, Development Stage and Going Concern

Asia Properties, Inc. was incorporated in Nevada, the United States of America on April 6, 1998. The Company was formed to seek opportunities to invest in real estate projects, resorts and hotels in Asia.

The Company is an operational company. Management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but the Company has not generated significant revenues to date. The Company had a net loss of $247,792 and negative cash flows from operations of $111,527 for the year ended December 31, 2005. Stockholders' surplus was $1,649,825 and working capital was $170,025 at December 31, 2005.

These matters raise doubt about the Company's ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital. Management's plans in regards to this matter include receiving continued financial support from directors and officers and raising additional equity financing. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk.

Financial instruments that may subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents are held in safekeeping by certain large creditworthy financial institutions in excess of the $250,000 insured limit of the Federal Deposit Insurance Corporation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. Diluted loss per share does not include potentially dilutive common share because the result would be anti-dilutive.

Financial Instruments

The carrying value of cash, restricted cash, accounts receivable, accrued liabilities, amounts due to related parties and common stock to be issued for consulting services approximate their fair value due to the relatively short maturity of these instruments.

Derivative financial instruments.

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

3. Investments

The Company purchased 2 million shares or 11% of the outstanding shares of Entellium Corp at $0.01 per share. Entellium Corp was based in Seattle, Washington and was in the business of providing Customer Relationship Management e-business tools. The investment was carried at cost as the fair market value was not readily determinable and the Company did not exercise significant influence over Entellium.

4. Property Rights

In 2005, the Company acquired rights to 64 land plots of the Baan Naiyang Resort in Phuket, Thailand, from non-related parties, for the purpose of developing the land and building properties for resale (Item 2). During the year, four of the properties under contract were sold and the Company’s share of proceeds from these sales, which amounted to $50,967, was recorded as revenue in during the year. Amortization of property rights in the amount of $97,309 was provided in respect of these sales.

5. Related Party Transactions

a)	In 2005 and 2004, the Company accrued salary payments of $60,000 per year to the Chief Executive Officer
b)	As of December 31, 2005, the Company owed its CEO $28,683 as expense reimbursements and unpaid salary.

6. Income Taxes

There were no temporary differences between the Company’s tax and financial bases that result in deferred tax assets, except for the Company’s net operating loss carry forwards amounting to approximately $2,266,000 at December 31, 2005 (2004 -$2,065,000) which may be available to reduce future year’s taxable income. These carry forwards will expire, if not utilized, commencing in 2017. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

7. Equity

The following table summarizes common stock issuances and retirements as of December 31, 2005:

Notes to the Financial Statements (continued)

a)	In November 2005 the Company sold 1,050,000 common shares for cash proceeds of $525,000 and issued 50,000 common shares as finders fees
b)	In July and September 2005, the Company issued 995,000 common shares with an estimated fair value of $1,360,000 to purchase 57 plots of land in Baan Naiyang, Phuket, Thailand.
c)	In July 2005 the Company issued 10,000 and 30,000 common shares with an estimated fair value of $2,600 and $7,800 as fees to a consultant and a director respectively.

8. Commitments

The estimated future commitments to acquire properties in Ban Naiyang, Phuket, Thailand, as described in Item 2 are as follows for the years ended December 31

2006	US $ 236,777
2007	232,421
2008	232,421
2009	107,445
US $ 809,064

9. Subsequent Events

a)	On February 23, 2006, the Company issued 40,000 common shares for cash proceeds of $40,000 as a result of options being exercised at $1.00 per share. The remaining 10,000 shares under option expired after 2006.
b)	On June 30, 2006, the Company entered into a private placement agreement for the issuance of 100,000 common shares at a price of $1.00 per share for proceeds of $100,000 and issued 5,000 shares with a fair value of $1.00 per share for services rendered in connection with the private placement.
c)	On August 7, 2006, the Company secured loans totalling $150,000 from two U.S. based banking institutions.
d)	On April 16, 2007 the authorized capital of the Company was increased by means of a 4 for 1 share split from 50,000,000 common shares with a par value of $0.001 each to 200,000,000 shares
e)	In 2008, the Company wrote off the entire cost of its investment in Entellium Corp after creditors filed bankruptcy proceedings in Seattle against Entellium
f)	After failing to secure proper ownership documents to the properties it attempted to acquire in Baan Naiyang, Phuket, Thailand, the Company aborted the acquisition deals in 2008 and cancelled all the shares previously issued as consideration.
g)	In January 2009, the Company transferred all its interest in its subsidiary Cadlao Island Development Corporation and the land acquired by Cadlao on Tinaga Island, Camarines Norte, Philippines, to the Company’s President, in settlement of amounts owed to him.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In 2007, our Board of Directors appointed JTC Fairsong CPA Firm of Shenzhen, China as our independent accountants to better serve our China operations

ITEM 8A.

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of management, including its Chief Executive Officer/Chief Financial Officer, who is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, such persons conducted an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures.

Based on this evaluation and subject to the foregoing, the Company's Chief Executive Officer/Chief Financial Officer concluded that these controls are not effective because there is a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over reporting such that there is a reasonable possibility that that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is that all of the Company's accounting functions, including the preparation of audit and financial statements are carried out and reviewed by our Chief Executive Officer/Chief Financial Officer. The Company does not have a separate audit committee at this time. The lack of accounting staff results in a lack of segregation of duties and technical accounting experience necessary for an effective internal control system.

The Company recognizes the importance of internal controls. As the Company is currently a development stage company with limited ongoing financial operations, management is making an effort to mitigate this material weakness to the fullest extent possible. At present the Chief Executive Officer reviews the Company's financial information and reports for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it will be immediately implemented. As the Company grows in size and as its finances allow, management will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our financial consultant.

Management's Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management's assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management certifies that this report is complete, that this report complies with all relevant regulatory requirements, and that our internal control over financial reporting is not effective, as of December 31, 2005.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

During the year ended December 31, 2005, there have not been any changes in the Company's internal controls that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, please note the discussion above.

Changes in Internal Controls

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each of our directors serves until his successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors is as follows:

Daniel Mckinney has held his position since inception and is expected to continue until the next annual meeting of our stockholders. Mr. Armstrong has been secretary since 2002,

Background of Officers and Directors

Daniel McKinney
President and Chief Executive Officer

Mr. McKinney founded the Company in April 1998.

From 1981 to 1999, Mr. McKinney established McKinney International a Hong Kong based company engaged in cutting gemstones and supplying world markets. From 1982 to 1984, he founded the Hong Kong Gem & Jewelry show. From 1984 to 1987, he established Wynmere Ltd., Thailand, a direct selling jewelry company with its manufacturing in Bangkok and gemstone sourcing in Hong Kong. In 1989, he established Coldway Ltd., an investment banking firm. In 1994, founded Cement Services, Ltd., a construction company, based in Bangkok. From 1999 to 2001, served as a board member of Sunflower (USA) Ltd., a public company with a large industrial facility in China manufacturing copper pipes. From 2004 to 2006, served as a director of Savoy Resources Corp, a publicly traded mining company. Mr.

McKinney studied in the Hong Kong International School and studied Chemistry and Biology at the Houston Baptist University. He speaks Cantonese, Thai, and some Portuguese.

Geoff Armstrong
Secretary and Director

Geoff Armstrong has been our secretary since 2002.

Conflicts of Interest

There are no potential conflicts of interest.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company:

1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;
2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding
(excluding traffic violations and other minor offenses);
3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii) engaging in any type of business practice;
(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

4)	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;
5)	was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate;
6)	was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We do not have a separately designated audit committee of the board. Audit committee functions are performed by our board of directors, all of whom are deemed independent as they do not hold positions as officers of our Company. Our audit committee is responsible for:

(1)	Selection and oversight of our independent accountant;
(2)	Establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters;
(3)	Establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters;
(4)	Engaging outside advisors; and,
(5)	Funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert.

We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending December 31 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Compensation of Directors

There are no contractual arrangements with any member of the board of directors. They have no director's service contracts and are not compensated for their services as directors. The board has not implemented any plan to award options to any directors and we do not have any long-term incentive plans that provide compensation for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

[1] The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

Changes in Control

There are no arrangements or known persons who may result in a change of control of Asia Properties, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

During the year ended December 31, 2005, the Company accrued a total of $60,000 as salary to the Company's CEO.

As of December 31, 2005, the Company owed the CEO $28,683 as expense reimbursements and unpaid salary.

ITEM 13. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of annual financial statements and reviews of financial statements included in our Form 10-KSB and Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years was:

(2) Audit-Related Fees

The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

(3) Tax Fees

     The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

(4) All Other Fees

The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

(5) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES and Reports on form 8-K

No reports on Form 8-K have been filed

Exhibit No.	Document Description
3.1	Articles of Incorporation(1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer
pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1) Incorporated by reference to Form 10-SB Registration Statement filed November 26, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

By: