Form 10-K
period 2006-12-31
ASIA PROPERTIES INC
filed 2010-01-25
CIK 1070789

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

ASIA PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Commission file number 000-51048

Nevada	47-0855301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

114 Magnolia Street, Suite 400-115, Bellingham, WA 98225
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

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that the Company will not complete its proposed Business Plan, that its management is adequate to carry out its Business Plan and that there will be adequate capital. Since the Company is a 'penny stock' company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to the Company.

		Page

PART I
Item 1.	Description of Business	4
Item 2.	Description of Property	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7

PART II
Item 5.	Market For Registrant Common Equity and Related Stockholder Matter and Issuer
	Purchases of Equity Securities	8-9
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10
Item 7	Financial statements and Supplementary Data	11-19
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	19
Item 8.	A(T) Controls & procedures
Item 8.	B. Other Information

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons	20
Item 10.	Executive Compensation	22
Item 11.	Security Ownership of Certain Beneficial Owners and Management	23
Item 12.	Certain relationships and Related Transactions, and Director Independence	23
Item 13.	Principal Accounting Fees and Services	23

PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8 -K	24
	Signatures	25

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in Nevada on April 6, 1998.

Our principal executive offices are located at 114 Magnolia Street, Suite 400-115, Bellingham, Washington 98225.

Our fiscal year end is December 31 and our shares are traded on the Pink Sheets under the symbol “ASPZ”. We are also listed in the Mergent Manuals and News Reports.

     The Company has wholly owned subsidiaries, Asia Properties (HK) Limited, registered in Hong Kong on November 7, 2007. Cadlao Island Development Corporation, was registered in the Philippines on 21 November 2006 and was disposed of in January 2009.

Industry

Asia Properties, Inc was established to seek opportunities to invest in real estate and develop resorts in South East Asia.

Our Planned Operations

     Following the US financial crisis and ensuing worldwide economic downturn, the Company expects over the next few years, to find distressed Asian real estate assets to acquire. The Company is not highly leveraged, has little bank obligations and expects to be able to capitalize on suitable possibilities when identified.

Website

We currently maintain a website at www.asiaprop.com.

Revenues

Currently we have no revenue generating assets.

Competition

We have no major competitors.

Employees

     We administer our business through consulting arrangements with our company's officers, directors, other individuals and one full-time employee.

Consultants

     During the year ended December 31, 2006, the Company did not hire any consultants for financial advisory, administrative, management, business development and strategic planning services.

Offices

We maintain one office, one at 114 Magnolia Street, Suite 400-115, Bellingham, Washington 98225, telephone number (360) 392-2841.

Risk Factors

1. We lack an operating history for our current business and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, you will lose your investment.

     While we were incorporated in 1998, we have just initiated our current business operations. Therefore our current operating history cannot be used to determine our future success or failure. Our net loss since inception is $2,565,051. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to secure profitable business investments and opportunities. Based upon current plans, we expect to incur operating losses in the immediate future because we will be incurring expenses which will exceed our revenues. If we cannot generate a profit, we will have to suspend or cease operations and you will lose your investment.

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

     All of our operations are in South China, Hong Kong and South East Asia, including the Philippines and Thailand. This exposes us to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in laws and regulations, exposure to possible expropriation or other government actions, and unsettled political conditions. These factors may have a material adverse effect on our operations or on our business, results of operations and financial condition.

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

7. The governments of the countries we operate it could change its policies toward private enterprises, which could adversely affect our business.

     Our business is subject to and may be adversely affected by political and economic uncertainties and social developments in the countries we operate in. Although the Thai and Philippine administrations have been relatively stable during the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. These governments may continue to pursue these policies or may alter them from time to time to our detriment. Changes in policies, laws and regulations, or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could result in the total loss of our investments.

Risk Factors (continued)

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

     In particular, the Chinese economy is still transitioning from a planned economy to a more market-oriented economy. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Therefore, the Chinese government's involvement in the economy could adversely affect our business operations, results of operations and financial condition.

9. The significant but uneven growth in the economy of China in the past 20 years could have an adverse effect on our business and results of operations.

     The Chinese government has implemented various measures from time to time to control the rate of economic growth. Some of these measures benefit the overall economy of China, but may have a negative effect on us.

10. Government control of currency conversion and future movements in exchange rates may adversely affect the Company's operations and financial results.

     All of our transactions are substantially in currencies other than the U.S. dollar, including the Renminbi, Thai Baht, Philippine Peso and the Hong Kong Dollar. A portion of such monies will be converted into other currencies to meet our foreign currency obligations. Foreign exchange transactions continue to be subject to significant foreign exchange controls in the countries we operate in and in China, require the approval of the State Administration of Foreign Exchange in China. The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the exchange rate of the Renminbi to the U.S. dollar has been stable since January 1, 1994, and the Chinese government has stated its intention to maintain the stability of the value of Renminbi These limitations could affect our ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

     There can be no assurance that exchange rates will remain stable. Any currency devaluation against the U.S. dollar might increase our cash flow required to satisfy our foreign currency-denominated obligations, adversely affecting our financial condition and results of operations.

11. Because the Chinese legal system is not fully developed, our legal protections may be limited.

     The Chinese legal system is based on written statutes and their interpretation by the Supreme People's Court. Although the Chinese government introduced new laws and regulations to modernize its business, securities and tax systems on January 1, 1994, China does not yet possess a comprehensive body of business law. Because Chinese laws and regulations are relatively new, interpretation, implementation and enforcement of these laws and regulations involve uncertainties and inconsistencies and it may be difficult to enforce contracts. In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations. Moreover, interpretative case law does not have the same precedential value in China as in the United States, so legal compliance in China may be more difficult or expensive.

12. It may be difficult to serve us with legal process or enforce judgments against our management or us.

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

Investment risks:

13. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

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

Risk Factors (continued)

14. Because we may issue additional shares of common stock in public offerings or private placements, your ownership interest in us may be diluted.

     Because in the future we may issue shares of common stock to pay for services, to pay for equipment, or to raise money for our operations, your ownership interest may be diluted which results in your percentage of ownership in us decreasing.

15. Because of the ongoing US-led global economic downturn, our ability to significantly complete our business plan may not materialize.

     The recent financial turmoil following from the Wall Street failures has made it very difficult for us to secure financing for our business ventures at this time. This will adversely affect our market capitalization and, therefore, the price of our shares. We plan to engage other similar projects when the viability to finance such projects returns.

16. Because our President and Chief Executive Office, Daniel McKinney, is our only employee at this time, any change in his status with our Company will negatively affect both the operations of our Company as well as our ability to secure funding in the future.

     Any change in our sole employee, Daniel McKinney’s involvement with our Company may negatively affect our operations and our ability to execute our business plan. This may affect the value of shares in our Company.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company attempted in 2006 to acquire land in Phuket, Thailand. After failing to secure the proper closing titles and ownership documents for the land, the Company terminated the property deals in 2008.

     In 2007, the Company acquired the rights to beachfront land on Tinaga Island, Camarines Norte, Philippines, with the intention of developing a holiday resort.

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

PART II

ITEM 5. MARKET FOR REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-the Counter Pink Sheets under the symbol “ASPZ”.PK. As of December 31, 2006, we had approximately 89 shareholders of record.

Presented below is the high and low bid information of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Common Stock

		High		Low
Fiscal Year Ending December 31, 2007				
First Quarter	$	0.50	$	0.10
Second Quarter	$	0.75	$	0.25
Third Quarter	$	0.60	$	0.25
Fourth Quarter	$	0.70	$	0.30
Fiscal Year Ending December 31, 2006				
First Quarter	$	-	$	-
Second Quarter	$	-	$	-
Third Quarter	$	-	$	-
Fourth Quarter	$	0.45	$	0.15

We were given our trading symbol "ASPZ" to trade on the OTC Pink Sheets in early 1999.
On December 31, 2008, the last price of our common stock as reported on the Over- the Counter Pink Sheets was $0.05 per share.

Dividend Policy

We did not pay any dividends in 2006.
We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no issues of unregistered securities during the period under review.

8

ITEM 5. (continued)

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

Transfer agent

Our Transfer Agent is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR 97204.

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

Critical Accounting Policies and Estimates

     We did not generate revenues from operations in 2006. We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.

ITEM 6 (continued)

Liquidity and Capital Resources

     In 2006, we sold 145,000 common shares and raised proceeds of $145,000 for business development, administrative and ongoing operational expenses.

     We are a development stage company and management has devoted considerable effort to find profitable investment opportunities. As of the date of this report, we have initiated operations, but have not generated any revenues. Our plans during the last few years to acquire land for development have not materialized as the Company was unable to secure proper ownership titles.

     We had a net loss of $252,278 for the year ended December 31, 2006. As of December 31, 2006, we had cash of $100,709. Our total assets and total liabilities were $1,697,539 and $140,162 respectively. Our working capital deficit was $39,443. We had a stockholders' surplus of $1,557,377.

Results of Operations

We had no revenues in 2006.

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

PART III

ITEM 7. FINANCIAL STATEMENTS.

Asia Properties, Inc.
(A Development Stage Company)

Financial Statements
Contents
Page

Reports of Independent Registered Public Accounting Firm	12
Balance Sheets	13
Statements of Operations	14
Statements of Stockholders' Deficiency	15
Statements of Cash Flows	16
Notes to the Financial Statements	17-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JTC FAIR SONG CPA FIRM
CERTIFIED PUBLIC ACCOUNTANTS, PEOPLE'S REPUBLIC OF CHINA
Room 20HH08, 20/F., Eu Hua Mansion, Huangmugang, Futian, Shenzhen, China. (Postal code : 518035)
Tel: (852)2231 8831 Fax: (852) 2184 0922 E-mail : jtc.fairsong@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ASIA PROPERTIES, INC.

(INCORPORATED IN NEVADA)

We have audited the accompanying balance sheets of **ASIA PROPERTIES, INC.** as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

JTC Fair Song CPA Firm

JTC FAIR SONG CPA FIRM

CERTIFIED PUBLIC ACCOUNTANTS, PRC

Shenzhen
May 30, 2008

12

Asia Properties, Inc.
Balance Sheets

		December 31, 2006		December 31, 2005
Assets				
Current:				
Cash	$	100,709	$	234,695
Prepayments and deposits		-		2,500
Total Current Assets		100,709		237,195
Investment		20,000		20,000
Property rights		1,576,830		1,459,630
Total Assets	$	1,697,539	$	1,716,825
Liabilities				
Current:				
Accounts payable and accrued liabilities	$	36,421	$	38,487
Due to related party	$	103,741	$	28,683
Total Current Liabilities		140,162		67,170
Stockholders' Equity (Deficit)				
Common Stock, $0.001 par value; 200,000,000 shares authorized; 9,799,028 and 9,654,028 common shares issued and outstanding at December 31, 2006 and 2005		9,799		9,654
Additional paid-in capital		3,767,629		3,622,774
Donated capital		345,000		330,000
Deficit accumulated during the development stage		(2,565,051)		(2,312,773)
Total Stockholders' Equity (Deficit)		1,557,377		1,654,655
Total Liabilities and Stockholders' Equity	$	1,697,539	$	1,716,825

See accompanying notes to the financial statements.

Asia Properties, Inc.
Statements of Operations

	For The Year Ended December 31, 2006	For The Year Ended December 31, 2005	For The Period From August 19, 1999 (Inception) Through December 31, 2006
Revenue	$ -	$ (46,342)	$ (46,342)
Operating expenses			
General and administrative	128,623	159,469	1,048,976
Management fees	60,000	60,000	923,614
Professional fees	63,655	16,981	717,382
Consulting	-	-	-
Total operating expenses	252,278	236,450	2,689,972
Loss from operations	(252,278)	(282,792)	(2,736,314)
Interest income	-	-	-
Gain on settlement of debt	-	35,000	178,307
Income taxes recovered	-	-	595
Writedown of property and equipment	-	-	(7,639)
Net loss	$ (252,278)	$ (247,792)	$ (2,565,051)
Weighted average number of shares outstanding - basic and diluted	9,726,528	8,148,521	
Net loss per share - basic and diluted	$ (0.03)	$ (0.03)	

See accompanying notes to the financial statements.

Asia Properties, Inc.
Statements of Cash Flows

		For the Year Ended December 31, 2006		For the Year Ended December 31, 2005		For the Period From April 6, 1998 (Inception) Through December 31, 2006
		-		-		-
Cash Flows Used in Operating Activities						
Net loss	$	(252,278)	$	(247,792)	$	(2,565,051)
Adjustments to reconcile net loss to net cash used in operating activities						
Amortized property rights		-		97,309		97,309
for property rights						
Deferred assets amortized		-		-		12,507
Depreciation		-		-		12,599
Donated management services		15,000		60,000		345,000
Gain on settlement of debt		-		(35,000)		(178,307)
Shares issued for services rendered		-		-		746,276
Write down of investment to NRV		5,000		10,400		42,400
Write down of property and equipment		-		-		7,639
Changes in operating assets and liabilities:						
Prepaid expenses and deposits		2,500		(2,500)		-
Payables and accruals		(2,066)		6,056		369,336
Net cash used in operating activities		(231,844)		(111,527)		(1,110,292)
Cash Flows Used in Investing Activities						
Property rights acquired for resale		(117,200)		(196,939)		(314,139)
Increase in deferred assets		-		-		(12,507)
Purchase of property and equipment		-		-		(20,238)
Purchase of securities		-		-		(20,000)
Purchase of investment		-		-		(27,000)
Net cash used in investing activities		(117,200)		(196,939)		(393,884)
Cash Flows From Financing Activities						
Issuance of stock		140,000		525,000		1,306,600
Advances from related party		75,058		17,585		298,285
Net cash provided by financing activities		215,058		542,585		1,604,885
Net increase/(decrease) in cash		(133,986)		(234,119)		100,709
Cash, beginning of year		234,695		576		-
Cash, end of year	$	100,709	$	234,695	$	100,709

See accompanying notes to the financial statements.

Asia Properties, Inc.

Notes to the Financial Statements

December 31, 2006 and 2005

1. Organization, Development Stage and Going Concern

Asia Properties, Inc. was incorporated in Nevada, the United States of America April 6, 1998. The Company was formed to seek opportunities to invest in real estate projects, resorts and hotels in Asia.

The Company is an operational company. Management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but the Company has not generated significant revenues to date. The Company had a net loss of $252,278 and negative cash flows from operations of $231,844 for the year ended December 31, 2006 and had a working capital deficit of $39,453 and stockholders' surplus of $1,557,377 at December 31, 2006.

These matters raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital. Management's plans in regards to this matter include receiving continued financial support from directors and officers and raising additional equity financing. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Notes to the Financial Statements (continued)

3. Investments

In 2002 the Company purchased 2 million shares or 11% of outstanding shares of Entellium Corp at $0.01 per share. Entellium was based in Seattle and was in the business of providing Customer Relationship Management e-business tools. The investment was carried at cost as the fair market value was not readily determinable and the Company did not exercise significant influence over Entellium.

4. Property Rights

From 2005 to 2006, the Company paid a total of $1.5 million in common stock and cash to acquire land in Baan Naiyang, Phuket, Thailand.

5. Related Party Transactions

a)	In 2006 and 2005, the Company accrued salary payments of $60,000 per year to the Chief Executive Officer
b)	As of December 31, 2006, the Company owed its CEO $103,741 as expense reimbursements and unpaid salary

6. Income Taxes

The Company computes deferred tax assets arising from net operating loss carry forwards. These deferred tax assets are reduced by a valuation allowance to the extent that it is deemed more likely than not that these assets will not be realized through future taxable income. As of December 2006, any available deferred tax asset arising from the Company's net operating loss carry forwards has been eliminated by a full valuation allowance. At December 31, 2006, the Company had a net operating loss carry-forward of approximately $2,500,000 expiring ranging from 2017 through 2028. The resulting deferred tax asset is fully reserved. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382.

7. Equity

a)	On July 12, 2006 the Company sold 10,000 common shares for cash proceeds of $100,000 and issued 5,000 common shares as finders fees
b)	On February 24, 2006 the Company issued 40,000 common shares for cash proceeds of $40,000 as a result of an options exercise.
c)	Between July and September of 2005, the Company issued 995,000 common shares with an estimated fair value of $1,360,000 to purchase 57 plots of land in Baan Naiyang, Phuket, Thailand.
d)	Between April and June 2005 the Company issued 10,000 and 30,000 common shares with an estimated fair value of $2,600 and $7,800 as fees to a consultant and a director respectively.

8. Commitments

None

Notes to the Financial Statements (continued)

9.	Subsequent Events
a)	On April 16, 2007 the authorized capital of the Company was increased by means of a 4 for 1 share split from 50,000,000 common shares with a par value of $0.001 each to 200,000,000 shares
b)	In 2008, the Company wrote off the entire cost of its investment in Entellium Corp after creditors filed bankruptcy proceedings in Seattle against Entellium
c)	After failing to secure proper ownership documents to the properties it attempted to acquire in Baan Naiyang, Phuket, Thailand, the Company aborted the acquisition deals in 2008 and cancelled all the shares previously issued as consideration.
d)	In January 2009, the Company transferred all its interest in its subsidiary Cadlao Island Development Corporation and the land acquired by Cadlao on Tinaga Island, Camarines Norte, Philippines, to the Company’s President, in settlement of amounts owed to him.

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

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management certifies that this report is complete, that this report complies with all relevant regulatory requirements, and that our internal control over financial reporting is not effective, as of December 31, 2006.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

     During the year ended December 31, 2006, there have not been any changes in the Company's internal controls that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, please note the discussion above.

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

The names, addresses, ages and positions of our present officers and directors is as follows:

The persons named above are have held their offices since inception of the Company and are expected to continue until the next annual meeting of our stockholders.

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

ITEM 9 (continued)

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

During the year ended December 31, 2006, the Company accrued a total of $60,000 as salary to the Company's CEO.

As of December 31, 2006, the Company owed the CEO $103,741 as expense reimbursements and unpaid salary.

ITEM 13.	PRINCIPAL ACCOUNTING FEES AND SERVICES
(1)	Audit Fees

     The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of annual financial statements and reviews of financial statements included in our Form 10-KSB and Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years was: 2006 $41,000 Dale Matheson Carr Labonte

2005	$13,295	Dale Matheson Carr Labonte

(2) Audit-Related Fees

     The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2006	$0	Dale Matheson Carr Labonte
2005	$0	Dale Matheson Carr Labonte

ITEM 13 (continued)

(3)	Tax Fees
	The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:
	2006	$0	Dale Matheson Carr Labonte
	2005	$0	Dale Matheson Carr Labonte

(4)	All Other Fees
	The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:
	2006	$900	Derek Bird CPA
	2005	$0	Dale Matheson Carr Labonte

(5) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES and Reports on form 8-K

No reports on Form 8-K have been filed

Exhibit No.	Document Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section
302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1) Incorporated by reference to Form 10-SB Registration Statement filed November 26, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

Daniel McKinney
President and Chief Executive Officer

Date: November 15, 2009