Form 10-K
period 2007-12-31
ASIA PROPERTIES INC
filed 2010-01-25
CIK 1070789

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of September 30, 2009, the aggregate market value of the voting and non-voting common equity was $350,000.

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

     The Company has wholly owned subsidiaries, Asia Properties (HK) Limited, registered in Hong Kong on November 7, 2007. Cadlao Island Development Corporation was registered in the Philippines on 21 November 2006 and was disposed of in January 2009.

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

Consultants

     During the year ended December 31, 2007, the Company did not hire any consultants for financial advisory, administrative, management, business development and strategic planning services.

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

     While we were incorporated in 1998, we have just initiated our current business operations. Therefore our current operating history cannot be used to determine our future success or failure. Our net loss since inception is $3,377,288. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to secure profitable business investments and opportunities. Based upon current plans, we expect to incur operating losses in the immediate future because we will be incurring expenses which will exceed our revenues. If we cannot generate a profit, we will have to suspend or cease operations and you will lose your investment.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company attempted in 2006 to acquire land in Phuket, Thailand. Subsequently the Company was unable to secure the proper closing titles and ownership documents for the land and terminated the property deals in 2008.

     In 2007, the Company acquired the rights to beachfront land on Tinaga Island, Camarines Norte, the Philippines, with the intention of developing a holiday resort.

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

PART II

ITEM 5. MARKET FOR REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-the Counter Pink Sheets under the symbol “ASPZ”.PK. As of December 31, 2007, we had approximately 91 shareholders on record.

Presented below is the high and low bid information of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

We were given our trading symbol “ASPZ” to trade on the OTC Pink Sheets in early 1999, accordingly we have no prior trading prices.

On December 31, 2007, the last price of our common stock as reported on the Over- the Counter Pink Sheets was $0.05 per share.

Dividend Policy

In April 2007 we paid stock dividends comprising of one share in Hertz Controller Technologies Corporation for every two shares of Common Stock held in our Company.

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

Critical Accounting Policies and Estimates

     We did not generate revenues from operations in 2007. We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.

ITEM 6 (continued)

Liquidity and Capital Resources

     In 2007, we sold 55,000 common shares and raised proceeds of $55,000 for business development, administrative and ongoing operational expenses.

     We are a development stage company and management has devoted considerable effort to find profitable investment opportunities. As of the date of this report, we have initiated operations, but have not generated any revenues. Our plans during the last few years to acquire land for development have not materialized as the Company was unable to secure proper ownership titles.

     We had a net loss of $298,260 for the year ended December 31, 2007. As of December 31, 2007, we had cash of $67,450. Our total assets and total liabilities were $1,689,190 and $372,323 respectively. Our working capital deficit was $302,033. We had a stockholders' surplus of $1,316,867.

Results of Operations

We had no revenues in 2007.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ASIA PROPERTIES, INC. (A NEVADA CORPORATION)

Board of Directors

Asia Properties, Inc.

We have audited the accompanying consolidated balance sheets of Asia Properties, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related Consolidated Statements of Operations, Stockholders' Equity (Deficit), Cash flows of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedules as listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements for the two years in the period ended December 31, 2007, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company 's recurring losses from operations, stockholders' deficit, and inability to generate sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ JTC Fair Song CPA Firm

CERTIFIED PUBLIC ACCOUNTANTS

Shenzhen, China. July 19, 2009

12

Asia Properties, Inc.
Balance Sheets

		December 31, 2007		December 31, 2006
Assets				
Current:				
Cash	$	67,450	$	100,709
Prepayments and deposits		2,840		-
Total Current Assets		70,290		100,709
Investment		20,000		20,000
Property rights		1,598,900		1,576,830
Total Assets	$	1,689,190	$	1,697,539
Liabilities				
Current:				
Accounts payable and accrued liabilities	$	28,050	$	36,421
Short term loans	$	48,942	$	-
Due to related party	$	295,331	$	103,741
Total Current Liabilities		372,323		140,162
Stockholders' Equity (Deficit)				
Common Stock, $0.001 par value; 200,000,000 shares authorized; 39,427,112 and 9,799,028 common shares issued and outstanding at December 31, 2007 and 2006		9,857		9,799
Additional paid-in capital		3,825,321		3,767,629
Donated capital		345,000		345,000
Deficit accumulated during the development stage		(2,863,311)		(2,565,051)
Total Stockholders' Equity (Deficit)		1,316,867		1,557,377
Total Liabilities and Stockholders' Equity	$	1,689,190	$	1,697,539

See accompanying notes to the financial statements.

Asia Properties, Inc.
Statements of Operations

	For The Year Ended December 31, 2007	For The Year Ended December 31, 2006	For The Period From August 19, 1999 (Inception) Through December 31, 2007
Revenue	$ -	$ -	$ 46,342
Operating expenses			
General and administrative	168,397	128,623	1,217,333
Management fees	60,000	60,000	983,614
Professional fees	30,115	63,655	747,537
Consulting	42,981	-	42,981
Total operating expenses	301,493	252,278	2,991,465
Loss from operations	(301,493)	(252,278)	(3,037,807)
Interest income	3,233	-	3,233
Gain on settlement of debt	-	-	178,307
Income taxes recovered	-	-	595
Writedown of property and equipment	-	-	(7,639)
Net loss	$ (298,260)	$ (252,278)	$ (2,863,311)
Weighted average number of shares outstanding - basic and diluted	29,635,682	9,726,528	
Net loss per share - basic and diluted	$ (0.01)	$ (0.03)	

See accompanying notes to the financial statements.

Asia Properties, Inc.
Statements of Cash Flows

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Period From April 6, 1998 (Inception) Through December 31, 2007
Cash Flows Used in Operating Activities			
Net loss	$ (298,260)	$ (252,278)	$ (2,863,311)
Adjustments to reconcile net loss to net cash used in operating activities			
Amortized property rights	-	-	97,309
for property rights			
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	15,000	345,000
Gain on settlement of debt	-	-	(178,307)
Shares issued for services rendered	2,750	5,000	754,026
Write down of investment to NRV	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities:			
Short term loans	48,942	-	48,942
Prepaid expenses and deposits	(2,840)	2,500	(2,840)
Payables and accruals	(8,371)	(2,066)	360,965
Net cash used in operating activities	(257,779)	(231,844)	(1,368,071)
Cash Flows Used in Investing Activities			
Property rights acquired for resale	(22,070)	(117,200)	(336,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of securities	-	-	(20,000)
Purchase of investment	-	-	(27,000)
Net cash used in investing activities	(22,070)	(117,200)	(415,954)
Cash Flows From Financing Activities			
Issuance of stock	55,000	140,000	1,361,600
Advances from related party	191,590	75,058	489,875
Net cash provided by financing activities	246,590	215,058	1,851,475
Net increase/(decrease) in cash	(33,259)	(133,986)	67,450
Cash, beginning of year	100,709	234,695	-
Cash, end of year	$ 67,450	$ 100,709	$ 67,450

See accompanying notes to the financial statements.

Asia Properties, Inc.

Notes to the Financial Statements

December 31, 2007 and 2006

1. Organization, Development Stage and Going Concern

Asia Properties, Inc. was incorporated in Nevada, the United States of America April 6, 1998. The Company was formed to seek opportunities to invest in real estate projects, resorts and hotels in Asia.

The Company is an operational company. Management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but the Company has not generated significant revenues to date. The Company had a net loss of $298,260 and negative cash flows from operations of $231,844 for the year ended December 31, 2007 and had a working capital deficit of $302,033 and stockholders' surplus of $1,316,867 at December 31, 2007.

These matters raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital. Management's plans in regards to this matter include receiving continued financial support from directors and officers and raising additional equity financing in 2008. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company through its wholly owned subsidiary, Cadlao Island Development Corporation, paid deposits of $33,770 in 2007 to buy beachfront land on Tinaga Island, Camarines Norte, the Philippines.

5. Related Party Transactions

a)	In 2007 and 2006, the Company accrued salary payments of $60,000 per year to the Chief Executive Officer
b)	As of December 31, 2007, the Company owed its CEO $295,331 as expense reimbursements and unpaid salary.

6. Income Taxes

The Company computes deferred tax assets arising from net operating loss carry forwards. These deferred tax assets are reduced by a valuation allowance to the extent that it is deemed more likely than not that these assets will not be realized through future taxable income. As of December 31, 2007, any available deferred tax asset arising from the Company's net operating loss carry forwards has been eliminated by a full valuation allowance. At December 31, 2007, the Company had a net operating loss carry-forward of approximately $2,800,000 expiring ranging from 2017 through 2028. The resulting deferred tax asset is fully reserved. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382.

a)	On April 16, 2007 the authorized capital of the Company was increased by means of a 4 for 1 share split from 50,000,000 common shares with a par value of $0.001 each to 200,000,000 shares
b)	On April 16, 2007 the Company paid a stock dividend of three common shares for every common share issued and outstanding.
c)	On March 10, 2007 the Company sold 25,000 common shares for cash proceeds of $20,000 and issued 2,750 common shares as finders fees.
d)	On March 2, 2007 the Company sold 30,000 common shares for cash proceeds of $30,000.
e)	On July 12, 2006 the Company sold 10,000 common shares for cash proceeds of $100,000 and issued 5,000 common shares as finders fees
f)	On February 24, 2006 the Company issued 40,000 common shares for cash proceeds of $40,000 as a result of an options exercise.
g)	Between July and September of 2005, the Company issued 995,000 common shares with an estimated fair value of $1,360,000 to purchase 57 plots of land in Baan Naiyang, Phuket, Thailand.
h)	Between April and June 2005 the Company issued 10,000 and 30,000 common shares with an estimated fair value of $2,600 and $7,800 as fees to a consultant and a director respectively.

8. Commitments

None

Notes to the Financial Statements (continued)

9. Subsequent Events

a)	In September 2008, the Company allowed its November 2007 agreement to acquire commercial land in Nanning, South China to expire after the global economic uncertainty made it difficult to secure financing for the venture.
b)	In January 2009, the Company transferred all its interest in its subsidiary Cadlao Island Development Corporation and the land acquired by Cadlao on Tinaga Island, Camarines Norte, the Philippines, to the Company’s President, in settlement of amounts owed to him.
c)	In 2008, the Company wrote off the entire cost of its investment in Entellium Corp after creditors filed bankruptcy proceedings in Seattle against Entellium
d)	After failing to secure proper ownership documents to the properties it attempted to acquire in Baan Naiyang, Phuket, Thailand, the Company aborted the acquisition deals in 2008 and cancelled all the shares previously issued as consideration.

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

     The Company recognizes the importance of internal controls. As the Company is currently a development stage company with limited ongoing financial operations, management is making an effort to mitigate this material weakness to the fullest extent possible. At present this is done by having the Chief Executive Officer review the Company's financial information and reports for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it will be immediately implemented. As the Company grows in size and as its finances allow, management will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our financial consultant.

Management's Annual Report on Internal Control over Financial Reporting

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management's assessment of the effectiveness of our internal control over financial reporting.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management certifies that this report is complete, that this report complies with all relevant regulatory requirements, and that our internal control over financial reporting is not effective, as of December 31, 2007.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2007, there have not been any changes in the Company's internal controls that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, please note the discussion above.

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

The names, addresses, ages and positions of our present officers and directors is as follows:

The p President and Chief Executive Officer named above are has held his offices since inception of the Company and is expected to continue until the next annual meeting of our stockholders.

The Secretary named above are has held his offices since 2002 and is expected to continue until the next annual meeting of our stockholders.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

During the year ended December 31, 2007, the Company accrued a total of $60,000 as salary to the Company's CEO.

As of December 31, 2007, the Company owed the CEO $295,331 as expense reimbursements and unpaid salary.

ITEM 13.	PRINCIPAL ACCOUNTING FEES AND SERVICES
(1)	Audit Fees

     The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of annual financial statements and reviews of financial statements included in our Form 10-KSB and Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years was:

2007	$5,000	JTC Fair Song CPA Firm
2006	$5,000	JTC Fair Song CPA Firm
2007	$0	Dale Matheson Carr Labonte
2006	$41,000	Dale Matheson Carr Labonte

ITEM 13 (continued)

(2) Audit-Related Fees

     The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

	2007	$5,000	JTC Fair Song CPA Firm
	2006	$5,000	JTC Fair Song CPA Firm
	2007	$0	Dale Matheson Carr Labonte
	2006	$0	Dale Matheson Carr Labonte

(3)	Tax Fees
	The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:
	2007	$900	Derek Bird CPA
	2006	$900	Derek Bird CPA

(4)	All Other Fees
	The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:
	2007	$0	JTC Fair Song CPA Firm
	2006	$0	JTC Fair Song CPA Firm

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