Form 10-K
period 2008-12-31
ASIA PROPERTIES INC
filed 2010-01-25
CIK 1070789

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by Checkmark whether the registrant is a Shell Company (as defined in Rule 126-2 of the Exchange Act YES [ ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity. As of March 31, 2009, the aggregate market value of the voting and non-voting common equity was $1,593,511.

The number of shares outstanding of each of the issuer's classes of common equity. As of March 31 2009, there were 35,411,362 shares of Common Stock outstanding.

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

The Company has wholly owned subsidiaries, Asia Properties (HK) Limited, registered in Hong Kong on November 7, 2007.

Cadlao Island Development Corporation, registered in the Philippines on 21 November 2006. In 2009, Cadlao was transferred to the Company’s Chief Executive Director.

Industry

Asia Properties, Inc was established to seek opportunities to invest in real estate and develop resorts in South East Asia.

Our Planned Operations

Following the US financial crisis and ensuing worldwide economic downturn, the Company expects over the next few years, to find distressed Asian real estate assets to acquire. The Company is not highly leverage, has no bank obligations and expects to be able to capitalize on suitable possibilities when identified.

Website

We currently maintain a website at www.asiaprop.com.

Revenues

Currently we have no revenue generating assets.

Competition

We have no major competitors.

Employees

     We administer our business through consulting arrangements with our company's officers, directors, other individuals and one full-time employee.

Consultants

     During the year ended December 31, 2008, the Company did not hire any consultants for financial advisory, administrative, management, business development and strategic planning services.

Offices

We maintained two office, one at 114 Magnolia Street, Suite 400-115, Bellingham, Washington 98225, telephone number (360) 392-2841.

Our second office is at One Exchange Square, 39th Floor, 8 Connaught Place, Central, Hong Kong with telephone number (+852) 3101-7366.

We lease this space from SERVCORP, occupying a shared serviced office.

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

     All of our transactions are substantially in currencies other than the U.S. dollar, including the Renminbi, Thai Baht, Philippine Peso and the Hongkong Dollar. A portion of such monies will be converted into other currencies to meet our foreign currency obligations. Foreign exchange transactions continue to be subject to significant foreign exchange controls in the countries we operate in and in China, require the approval of the State Administration of Foreign Exchange in China. The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the exchange rate of the Renminbi to the U.S. dollar has been stable since January 1, 1994, and the Chinese government has stated its intention to maintain the stability of the value of Renminbi These limitations could affect our ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company was unable to secure the proper closing titles and ownership documents for the land it attempted in 2006 to acquire in Phuket, Thailand. As a result of this, the directors cancelled the property deal.

In 2007, the Company acquired the rights to beachfront land on Tinaga Island, Camarines Norte, the Philippines.

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

PART II

ITEM 5. MARKET FOR REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “ASPZ”.OB. As of December 31, 2008, we had approximately 128 shareholders of record.

Presented below is the high and low bid information of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

We were given our trading symbol “ASPZ” to trade on the NASD OTC Bulletin Board in late 2006.

On December 31, 2008, the last price of our common stock as reported on the Over- the Counter Bulletin Board was $0.01 per share.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

     We have however, paid stock dividends in April 2007 comprising of one share in Hertz Controller Technologies Corporation for every two shares of Common Stock held in our Company. In November 2007 we paid a second stock dividend of one share of Common Stock in MicroArt, Inc for every ten shares of Common Stock held in our Company.

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

Critical Accounting Policies and Estimates

     We did not generate revenues from operations in 2008 and 2007. We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.

ITEM 6 (continued)

Liquidity and Capital Resources

     In 2008, we sold 225,000 common shares and raised proceeds of $45,000 for business development, administrative and ongoing operational expenses.

     We are a development stage company and management has devoted considerable effort to find profitable investment opportunities. As of the date of this report, we have initiated operations, but have not generated any revenues. Our plans during the last few years to acquire land for development have not materialized as the Company was unable to secure proper ownership titles.

     We had a net loss of $513,977 for the year ended December 31, 2008. As of December 31, 2008, we had cash of $8,155. Our total assets and total liabilities were $80,925 and $555,230 respectively. Our working capital and a stockholders' deficit was $474,305.

Results of Operations

We had no revenues in 2008 and 2007.

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

JTC Fairsong

Shenzhen Head office
Room 20HH08, 20/F., Eu Hua Mansion, Huangmugang, Futian, Shenzhen, China. (Postal code : 518035)
US Office
1855 Lake Dr., Delrary Beach,FL. United States
Hong Kong Office
Level 25,Bank of China Tower 1 Garden Road, Central
Tel: (+852) 2377 0131 Fax: (+852) 2184 0922

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
ASIA PROPERTIES, INC.
(A NEVADA CORPORATION)

Board of Directors
Asia Properties, Inc.

We have audited the accompanying consolidated balance sheets of Asia Properties, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related Consolidated Statements of Operations, Stockholders' Equity (Deficit), Cash flows of the two years in the period ended December 31, 2008. Our audits also included the financial statement schedules as listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements for the two years in the period ended December 31, 2008, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company 's recurring losses from operations, stockholders' deficit, and inability to generate sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JTC Fair Song CPA Firm
CERTIFIED PUBLIC ACCOUNTANTS

JTC Fair Song CPA Firm

Shenzhen, China. July 19, 2009

Asia Properties, Inc.
Balance Sheets

		December 31, 2008		December 31, 2007
Assets				
Current:				
Cash	$	8,155	$	67,450
Prepayments and deposits		-		2,840
Total Current Assets		8,155		70,290
Investment		-		20,000
Property rights		[illegible]		1,598,900
Total Assets	$	80,925	$	1,689,190
Liabilities				
Current:				
Accounts payable and accrued liabilities	$	9,015	$	28,050
Short term loans	$	137,102	$	48,942
Due to related party	$	409,113	$	295,331
Total Current Liabilities		555,230		372,323
Stockholders' Equity (Deficit)				
Common Stock, $0.001 par value; 200,000,000 shares authorized; 35,723,362 and 39,427,112 common shares issued and outstanding at December 31, 2008 and 2007		9,108		9,857
Additional paid-in capital		2,548,875		3,825,321
Donated capital		345,000		345,000
Deficit accumulated during the development stage		(3,377,288)		(2,863,311)
Total Stockholders' Equity (Deficit)		(474,305)		1,316,867
Total Liabilities and Stockholders' Equity	$	80,925	$	1,689,190

See accompanying notes to the financial statements.

Asia Properties, Inc.
Statements of Operations

	For The Year Ended December 31, 2008	For The Year Ended December 31, 2007	For The Period From August 19, 1999 (Inception) Through December 31, 2008
Revenue	$ -	$ -	$ 46,342
Operating expenses			
General and administrative	384,007	168,397	1,601,304
Management fees	60,000	60,000	1,043,614
Professional fees	22,766	30,115	770,303
Consulting	47,265	42,981	90,246
Total operating expenses	514,038	301,493	3,505,503
Loss from operations	(514,038)	(301,493)	(3,546,345)
Interest income	61	3,233	3,294
Gain on settlement of debt	-	-	178,307
Loss on asset impairment	-	-	(5,500)
Income taxes recovered	-	-	595
Writedown of property and equipment	-	-	(7,639)
Net loss	$ (513,977)	$ (298,260)	$ (3,377,288)
Weighted average number of shares outstanding - basic and diluted	0	0	
Net loss per share - basic and diluted	$ (0)	$ (0)	

See accompanying notes to the financial statements.

Asia Properties, Inc.

Statements of Stockholders' Deficit
From December 31, 2004 Through December 31, 2008

	Common Stock Number of shares	Common Stock Amount $	Additional Paid in Capital $	Donated Capital $	Deficit $	Total $
Balance December 31, 2004	7,519,028	7519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	50,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	600,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	45,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	350,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,050,000	1,050	523,950	-	-	525,000
Finders fee paid	-	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)
Balance, December 31, 2005	9,654,028	9,654	3,622,774	330,000	(2,312,773)	1,649,655
Option exercised for cash at $1.00 per share	40,000	40	39,960	-	-	40,000
Issued for cash at $1.00	105,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)
Balance December 31, 2006	9,799,028	9,799	3,767,629	345,000	(2,565,051)	1,557,377
Issued for cash at $1.00	55,000	55	54,945	-	-	55,000
Finders fee paid	2,750	3	2,747	-	-	2,750
4 for 1 split on 16 April	29,570,334	-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)
Balance December 31, 2007	39,427,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867
Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)
Balance December 31, 2008	35,723,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)

See accompanying notes to the unaudited consolidated financial statements.

Asia Properties, Inc.
Statements of Cash Flows

		For the Year Ended December 31, 2008		For the Year Ended December 31, 2007		For the Period From April 6, 1998 (Inception) Through December 31, 2008
Cash Flows Used in Operating Activities						
Net loss	$	(513,977)	$	(298,260)	$	(3.377,288)
Adjustments to reconcile net loss to net cash used in operating activities						
Amortized property rights		-		-		97,309
Cancellation of shares previously for property rights		(1,324,445)		-		(1,324,445)
Deferred assets amortized		-		-		12,507
Depreciation		-		-		12,599
Donated management services		-		-		345,000
Gain on settlement of debt		-		-		(178,307)
Investment written off		20,000		-		20,000
Property rights written off		1,565,130		-		1,565,130
Shares issued for property rights		-		-		
Shares issued for services rendered		-		-		756,276
Write down of investment to NRV		2,250		2,750		37,400
Write down of property and equipment		-		-		7,639
Changes in operating assets and liabilities:						
Short term loans		88,160		48,942		137,102
Prepaid expenses and deposits		2,840		(2,840)		-
Payables and accruals		(19,035)		(8,371)		341,930
Net cash used in operating activities		(179,077)		(257,779)		(1,547,148)
Cash Flows Used in Investing Activities						
Property rights acquired for resale		(39,000)		(22,070)		(375,209)
Increase in deferred assets		-		-		(12,507)
Purchase of property and equipment		-		-		(20,238)
Purchase of securities		-		-		(20,000)
Purchase of investment		-		-		(27,000)
Net cash used in investing activities		(39,000)		(22,070)		(454,954)
Cash Flows From Financing Activities						
Issuance of stock		45,000		55,000		1,406,600
Advances from related party		113,782		191,590		603,657
Net cash provided by financing activities		158,782		246,590		2,010,257
Net increase/(decrease) in cash		(59,295)		(33,259)		8,155
Cash, beginning of year		67,450		100,709		-
Cash, end of year	$	8,155	$	67,450	$	8,115

See accompanying notes to the financial statements.

Asia Properties, Inc.

Notes to the Financial Statements

December 31, 2008 and 2007

1. Organization, Development Stage and Going Concern

Asia Properties, Inc. was incorporated in Nevada, the United States of America April 6, 1998. The Company was formed to seek opportunities to invest in real estate projects, resorts and hotels in Asia.

The Company is a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun but the Company has not generated significant revenues to date. The Company had a net loss of $513,977 and negative cash flows from operations of $179,077 for the year ended December 31, 2008 and had a working capital and stockholders' deficit of $474,305 at December 31, 2008.

These matters raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital. Management's plans in regards to this matter include receiving continued financial support from directors and officers and raising additional equity financing in 2009. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Notes to the Financial Statements (continued)

3. Investments

In 2002 the Company purchased 2 million shares or 11% of outstanding shares of Entellium Corp at $0.01 per share. Entellium was based in Seattle and was in the business of providing Customer Relationship Management e-business tools. The investment was carried at cost as the fair market value was not readily determinable and the Company did not exercise significant influence over Entellium. In December 2008, creditors filed bankruptcy proceedings in Seattle against Entellium. After assessing the fair market value for impairment, management wrote off the entire cost of this investment.

4. Property Rights

From 2005 to 2006, the Company paid a total of $1.5 million in common stock and cash to acquire land in Baan Naiyang, Phuket, Thailand. After failing to secure proper ownership documents to the properties, the Company aborted the acquisition deals in 2008 and cancelled all the shares previously issued.

The Company through its wholly owned subsidiary, Cadlao Island Development Corporation, paid deposits of $33,770 in 2007 and a further $39,000 in 2008 for beachfront land on Tinaga Island, Camarines Norte, the Philippines. In January 2009, all interests in the land and the subsidiary were transferred to the Company’s President, in settlement of amounts owed to him.

5. Related Party Transactions

a)	In 2008 and 2007, the Company paid salary of $60,000 per year to the Chief Executive Officer
b)	As of December 31, 2008, the Company owed its CEO $409,113 as expense reimbursements and unpaid salary.

The Company computes deferred tax assets arising from net operating loss carry forwards. These deferred tax assets are reduced by a valuation allowance to the extent that it is deemed more likely than not that these assets will not be realized through future taxable income. As of December 31, 2008, any available deferred tax asset arising from the Company's net operating loss carry forwards has been eliminated by a full valuation allowance. At December 31, 2008, the Company had a net operating loss carry-forward of approximately $3,300,000 expiring ranging from 2017 through 2028. The resulting deferred tax asset is fully reserved. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382.

7. Equity

The following table summarizes common stock issuances and retirements as of December 31, 2008:

a)	On December 31, 2008 as a result of non-delivery of good title, the Company cancelled 3,940,000 shares issued in 2005 for the Thailand land purchase.
b)	On June 12, 2008 the Company sold 125,000 common shares for cash proceeds of $25,000 and issued 6,250 common shares as a finders fees.
c)	On March 5, 2008 the Company sold 100,000 common shares for cash proceeds of $20,000 and issued 5,000 common shares as finders fees.
d)	On April 16, 2007 the authorized capital of the Company was increased by means of a 4 for 1 share split from 50,000,000 common shares with a par value of $0.001 each to 200,000,000 shares
e)	On April 16, 2007 the Company paid a stock dividend of three common shares for every common share issued and outstanding.
f)	On March 10, 2007 the Company sold 25,000 common shares for cash proceeds of $20,000 and issued 2,750 common shares as finders fees.
g)	On March 2, 2007 the Company sold 30,000 common shares for cash proceeds of $30,000.
h)	Between July and September of 2005, the Company issued 995,000 common shares with an estimated fair value of $1,360,000 to purchase 57 plots of land in Baan Naiyang, Phuket, Thailand.
i)	Between April and June 2005 the Company issued 10,000 and 30,000 common shares with an estimated fair value of $2,600 and $7,800 as fees to a consultant and a director respectively.

Notes to the Financial Statements (continued)

8.	Commitments
None
9.	Subsequent Events
a)	In September 2008, the Company allowed its November 2007 agreement to acquire commercial land in Nanning, South China to expire after the global economic uncertainty made it difficult to secure financing for the venture.
b)	In January 2009, the Company transferred all its interest in its subsidiary Cadlao Island Development Corporation and the land acquired on Tinaga Island, Camarines Norte, the Philippines by Cadlao to the Company’s President, in settlement of amounts owed to him.

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

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management certifies that this report is complete, that this report complies with all relevant regulatory requirements, and that our internal control over financial reporting is not effective, as of December 31, 2008.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

     During the year ended December 31, 2008, there have not been any changes in the Company's internal controls that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, please note the discussion above.

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

Background of Officers and Directors

Daniel McKinney
President and Chief Executive Officer

Mr. McKinney founded the Company in April 1998.

From 1981 to 1999, Mr. McKinney established McKinney International, a Hong Kong based company engaged in cutting gemstones and supplying world markets.

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

Mr. McKinney studied in the Hong Kong International School and read Chemistry and Biology at the Houston Baptist University.

He speaks Cantonese, Thai, and some Portuguese.

Geoff Armstrong
Secretary and Director

Geoff Armstrong has been our secretary and director since 2002

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

During the year ended December 31, 2008, the Company paid a total of $60,000 as salary to the Company's CEO.

As of December 31, 2008, the Company owed the CEO $409,113 as expense reimbursements and unpaid salary.

ITEM 13.	PRINCIPAL ACCOUNTING FEES AND SERVICES
(1)	Audit Fees

     The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of annual financial statements and reviews of financial statements included in our Form 10-KSB and Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years was: 2008 $15,000 JTC Fair Song CPA Firm

     The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2008	$0	JTC Fair Song CPA Firm
2007	$0	JTC Fair Song CPA Firm

ITEM 13 (continued)

(3)	Tax Fees
	The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:
	2008	$0	JTC Fair Song CPA Firm
	2007	$0	JTC Fair Song CPA Firm

(4)	All Other Fees
	The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:
	2007	$0	JTC Fair Song CPA Firm
	2006	$0	JTC Fair Song CPA Firm

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

Date: November 30, 2009