Form 10-Q
period 2009-03-31
ASIA PROPERTIES INC
filed 2010-01-25
CIK 1070789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51048

ASIA PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-0855301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

114 Magnolia Street
Suite 400-115, Bellingham
Washington 98225	98225
(Address of principal executive offices)	(Zip Code)

(360) 392-2841
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [	]	Accelerated filer [ ]

Non-accelerated filer [	] (Do not check if a	Smaller reporting company [X]
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 2009, the issuer had 35,411,362 shares of common stock outstanding.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2009

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2009 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

Asia Properties, Inc.

Statements of Stockholders' Deficit
From December 31, 2004 Through March 31, 2009

	Common Stock Number of shares	Common Stock Amount $	Additional Paid in Capital $	Donated Capital $	Deficit $	Total $
Balance December 31, 2004	7,519,028	7519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	50,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	600,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	45,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	350,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,050,000	1,050	523,950	-	-	525,000
Finders fee paid	-	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)
Balance, December 31, 2005	9,654,028	9,654	3,622,774	330,000	(2,312,773)	1,649,655
Option exercised for cash at $1.00 per share	40,000	40	39,960	-	-	40,000
Issued for cash at $1.00	105,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)
Balance December 31, 2006	9,799,028	9,799	3,767,629	345,000	(2,565,051)	1,557,377
Issued for cash at $1.00	55,000	55	54,945	-	-	55,000
Finders fee paid	2,750	3	2,747	-	-	2,750
4 for 1 split on 16 April	29,570,334	-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)
Balance December 31, 2007	39,427,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867
Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)
Balance December 31, 2008	35,723,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)
Net loss for the period	-	-	-	-	(41,581)	(41,581)
Balance March 31, 2009	35,723,362	9,108	2,548,875	345,000	(3,418,869)	(515,886)

See accompanying notes to the unaudited consolidated financial statements.

Asia Properties, Inc.
Statements of Cash Flows

	For the 3 Months Ended March 31, 2009	For the Year Ended December 31, 2008	For the Period From August 19, 1999 (Inception) Through March 31, 2009
Cash Flows Used in Operating Activities			
Net loss	$ (41,581)	$ (513,977)	$ (3.418,869)
Adjustments to reconcile net loss to net cash used in operating activities			
Amortized property rights	-	-	97,309
Cancellation of shares previously issued for property rights	-	(1,324,445)	(1,324,445)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Investment written off	-	20,000	20,000
Property rights written off	72,770	1,565,130	1,637,900
Shares issued for property rights	-	-	
Shares issued for services rendered	-	-	756,276
Write down of investment to NRV	-	2,250	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities:			
Short term loans	(1,152)	88,160	135,950
Prepaid expenses and deposits	-	2,840	-
Payables and accruals	644	(19,035)	342,574
Net cash used in operating activities	(30,681)	(179,077)	(1,516,467)
Cash Flows Used in Investing Activities			
Property rights acquired for resale	-	(39,000)	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of securities	-	-	(20,000)
Purchase of investment	-	-	(27,000)
Net cash used in investing activities	-	(39,000)	(454,954)
Cash Flows From Financing Activities			
Issuance of stock	-	45,000	1,406,600
Advances from related party	36,854	113,782	566,803
Net cash provided by financing activities	36,854	158,782	1,973,403
Net increase/(decrease) in cash	(6,173)	(59,295)	1,982
Cash, beginning of year	8,155	67,450	-
Cash, end of year	$ 1,982	$ 8,155	$ 1,982

See accompanying notes to the unaudited consolidated financial statements.

Asia Properties, Inc.

Notes to the Financial Statements
March 31, 2009
(Unaudited)

1.	Basis of Presentation
The accompanying unaudited interim financial statements of Asia Properties, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Asia Properties’ Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the form 10-KSB have been omitted.
Principles of Consolidation
The consolidated financial statements include the accounts of Asia Properties and its 100% owned subsidiary, Asia Properties (HK) Limited that was registered in Hong Kong on November 7, 2007, after elimination of all significant inter-company accounts and transactions.
2.	Going Concern
Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The company had a net loss of $41,581 and had a working capital and stockholders’ deficit of $515,886 at March 31, 2009. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties' existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2010. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
3.	Related Party Transactions
For the three months ended March 31, 2009, Asia Properties accrued $15,000 salary to its CEO. As of March 31, 2009,
Asia Properties owed its CEO $372,259 in expense reimbursements and unpaid salary.

Notes to the Financial Statements (continued)

4. Shareholders’ Equity

In March and June 2008, 225,000 shares were sold for cash of $45,000 and 11,250 shares were issued as finders’ fees.
In 2005, Asia Properties issued shares to acquire land in Thailand for development. After failing to secure ownership documents to the properties, the Company aborted the arrangements in 2008 and cancelled all the shares previously issued.
5.	Commitments
None
6.	Subsequent Events
There were no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Asia Properties, Inc was established to seek opportunities to invest in real estate and develop resorts in South East Asia.

We have no major competitors. We currently do not intend to buy or sell any plant or significant equipment during the next twelve months, nor intend to conduct any product research or development. Further, we do not expect significant changes in the number of employees.

Following the US financial crisis and ensuing worldwide economic downturn, the Company expects over the next few years, to find distressed Asian real estate assets to acquire. The Company is not highly leveraged, has few bank obligations and expects to be able to capitalize on suitable possibilities when identified.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have no revenue generating assets. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

We will require additional financing to cover our costs that we expect to incur over the next twelve months. We believe that debt financing will not be an alternative for funding our operations as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue and our business plan will fail.

Results of Operations

Revenues

We have not generated any revenues from our operations during the three-month period ended March 31, 2009 or during last two years.

Expenses

We incurred general and administrative expenses of $18,146 for the three-month period ended March 31, 2009, as compared to $37,446 for the same period in 2008, a decrease of $19,300 or 51%.

Our management fees remained the same at $15,000 for the three-months ended March 31, 2009 as for last year. We did not incur any consulting fees this year compared with $45,341 for the three-months ended March 31, 2008. We did not incur any professional fees during either year.

Liquidity and Capital Resources

As at March 31, 2009, we had cash of $1,982.

Cash Used in Operating Activities

Net cash used in operating activities was $30,681 for the three-month period ended March 31, 2009. For the same period in 2008, there was net cash used of $12,633. For the period from August 19, 1999 (inception) to March 31, 2009, net cash used in operating activities was $1,516,467.

Cash Used in Investing Activities

We did not incur any investment costs in the three-month period ended March 31, 2009. Net cash used in investing activities was $39,000 for the year 2008 and $454,954 for the period from August 19, 1999 (inception) to March 31, 2009.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the three months ended March 31, 2009. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Going Concern

We are a development stage company. In a development stage company, management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun, but we have not generated revenues to date.

Future Financing

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the our Chief Executive Officer (as our chief executive officer and chief financial officer), to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of management, including our Chief Executive Officer, who is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, such persons conducted an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer concluded that these controls are not effective because there are material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over reporting such that there is a reasonable possibility that that a material misstatement our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have not been any changes in the our internal controls that have materially affected or are reasonably likely to materially affect, the our internal control over financial reporting. However, please note the discussion above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold for valuable consideration during the three months ended March 31, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three months ended March 31, 2009.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.

Description of Exhibit

31.1	Certification of principal executive officer and principal accounting officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

By: /s/ Daniel Mckinney

_____________________________________
Daniel Mckinney
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

December 10, 2009