Form 10-Q
period 2009-06-30
ASIA PROPERTIES INC
filed 2010-01-26
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2009

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2009 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

Asia Properties, Inc.
Statements of Cash Flows

	For the 6 Months Ended June 30, 2009	For the Year Ended December 31, 2008	For the Period From August 19, 1999 (Inception) Through June 30, 2009
Cash Flows Used in Operating Activities			
Net loss	$ (76,067)	$ (513,977)	$ (3,453,355)
Adjustments to reconcile net loss to net cash used in operating activities			
Amortized property rights	-	-	97,309
Cancellation of shares previously for property rights	-	(1,324,445)	(1,324,445)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Investment written off	-	20,000	20,000
Property rights written off	72,770	1,565,130	1,637,900
Shares issued for property rights	-	-	
Shares issued for services rendered	-	-	756,276
Write down of investment to NRV	-	2,250	37,400
Write down of property and	-	-	7,639
Changes in operating assets and liabilities:			
Short term loans	(5,389)	88,160	131,713
Prepaid expenses and deposits	-	2,840	-
Payables and accruals	8,179	(19,035	350,109
Net cash used in operating activities	(507)	(179,077)	(1,547,655)
Cash Flows Used in Investing Activities			
Property rights acquired for resale	-	(39,000)	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of securities	-	-	(20,000)
Purchase of investment	-	-	(27,000)
Net cash used in investing activities	-	(39,000)	(454,954)
Cash Flows From Financing Activities			
Issuance of stock	-	45,000	1,406,600
Advances from related party	(7,066)	113,782	596,591
Net cash provided by financing activities	(7,066)	158,782	2,003,191
Net increase/(decrease) in cash	(7,573)	(59,295)	582
Cash, beginning of year	8,155	67,450	-
Cash, end of year	$ 582	$ 8,155	$ 582

See accompanying notes to the unaudited consolidated financial statements.

Asia Properties, Inc.

Notes to the Financial Statements
June 30, 2009
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
Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The company had a net loss of $76,067 and had a working capital and stockholders’ deficit of $550,372 at June 30, 2009. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties' existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2010. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
3.	Related Party Transactions
For the six months ended June 30, 2009, Asia Properties accrued $30,000 salary to its CEO. As of June 30, 2009, Asia
Properties owed its CEO $402,047 in expense reimbursements and unpaid salary.

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the six-month period ended June 30, 2009 or during last two years.

Expenses

We incurred general and administrative expenses of $37,632 for the six-month period ended June 30, 2009, as compared to $62,191 for the same period in 2008, a decrease of $24,559 or 39%.

Our management fees remained the same at $30,000 for the six-months ended June 30, 2009 as for last year. We did not incur any consulting fees this year compared with $47,265 for the six-months ended June 30, 2008. We did not incur any professional fees during this year compared with $6,691 last year.

Liquidity and Capital Resources

As at June 30, 2009, we had cash of $582.

Cash Used in Operating Activities

Net cash used in operating activities was $507 for the six-month period ended June 30, 2009. For the same period in 2008, net cash used was $67,538. For the period from August 19, 1999 (inception) to June 30, 2009, net cash used in operating activities was $1,547,655.

Cash Used in Investing Activities

We did not incur any investment costs in the six-month period ended June 30, 2009. Net cash used in investing activities was $39,000 for the year 2008 and $454,954 for the period from August 19, 1999 (inception) to June 30, 2009.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the six months ended June 30, 2009. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

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

No stock was sold for valuable consideration during the six months ended June 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the six months ended June 30, 2009.

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

______________________________________
Daniel Mckinney
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

December 15, 2009