Form 10-Q
period 2009-09-30
ASIA PROPERTIES INC
filed 2010-01-26
CIK 1070789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51048

ASIA PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-0855301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No

114 Magnolia Street
Suite 400-115, Bellingham
Washington 98225	98225
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 2009, the issuer had 35,411,362 shares of common stock outstanding

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2009

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2009 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2009

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	Page

Consolidated Balance Sheets as of September 30, 2009
and December 31, 2008	4

Consolidated Statements of Operations for the three and
nine month periods ended September 30, 2009 and
2008 and for the period from inception through	5
September 30, 3009

Consolidated Statements of Stockholders’ Deficit for the
period from inception through September 30, 3009	7

Consolidated Statements of Cash Flows for the nine
month periods ended September 30, 2009 and 2008
and for the period from inception through September	8
30, 2009

Selected notes to consolidated financial statements	9

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	12

Item 4. Controls and Procedures	12

Signatures	14

Asia Properties, Inc.

Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September 30, 2009	For The Three Months Ended September 30, 2008
Revenue	$ -	$ -
Operating expenses		
General and administrative	17,490	33,746
Management fees	15,000	15,000
Professional fees	4,968	15,000
Consulting	-	-
Total operating expenses	37,458	63,746
Loss from operations	(37,458)	(63,746)
Interest income	-	9
Net loss	$ (37,458)	$ (63,737)

See accompanying notes to the unaudited consolidated financial statements.

Asia Properties, Inc.

Statements of Stockholders' Deficit
From December 31, 2004 Through June 30, 2009

	Common Stock Number of shares	Common Stock Amount $	Additional Paid in Capital $	Donated Capital $	Deficit $	Total $
Balance December 31, 2004	7,519,028	7519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	50,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	600,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	45,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	350,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,050,000	1,050	523,950	-	-	525,000
Finders fee paid	-	-	(25,000)			(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)
Balance, December 31, 2005	9,654,028	9,654	3,622,774	330,000	(2,312,773)	1,649,655
Option exercised for cash at $1.00 per share	40,000	40	39,960	-	-	40,000
Issued for cash at $1.00	105,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)
Balance December 31, 2006	9,799,028	9,799	3,767,629	345,000	(2,565,051)	1,557,377
Issued for cash at $1.00	55,000	55	54,945	-	-	55,000
Finders fee paid	2,750	3	2,747	-	-	2,750
4 for 1 split on 16 April	29,570,334	-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)
Balance December 31, 2007	39,427,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867
Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)
Balance December 31, 2008	35,723,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)
Net loss for the period	-	-	-	-	(113,524)	(113,524)
Balance September 30, 2009	35,723,362	9,108	2,548,875	345,000	(3,490,812)	(587,830)

See accompanying notes to the unaudited consolidated financial statements.

Asia Properties, Inc.
Statements of Cash Flows

	For the 9 Months Ended September 30, 2009	For the Year Ended December 31, 2008	For the Period From April 6, 1998 (Inception) Through September 30, 2009
Cash Flows Used in Operating Activities			
Net loss	$ (113,525)	$ (513,977)	$ (3,490,813)
Adjustments to reconcile net loss to net cash used in operating activities			
Amortized property rights	-	-	97,309
Cancellation of shares previously issued for property rights	-	(1,324,445)	(1,324,445)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Investment written off	-	20,000	20,000
Property rights written off	72,770	1,565,130	1,637,900
Shares issued for property rights	-	-	
Shares issued for services rendered	-	-	746,276
Write down of investment to NRV	-	2,250	47,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities:			
Short term loans	(9,140)	88,160	127,962
Prepaid expenses and deposits	-	2,840	-
Payables and accruals	6,233	(19,035)	348,163
Net cash used in operating activities	(43,662)	(179,077)	(1,590,810)
Cash Flows Used in Investing Activities			
Property rights acquired for resale	-	(39,000)	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of securities	-	-	(20,000)
Purchase of investment	-	-	(27,000)
Net cash used in investing activities	-	(39,000)	(454,954)
Cash Flows From Financing Activities			
Issuance of stock	-	45,000	1,406,600
Advances from related party	35,838	113,782	639,495
Net cash provided by financing activities	35,838	158,782	2,046,095
Net increase/(decrease) in cash	(7,824)	(59,295)	331
Cash, beginning of year	8,155	67,450	-
Cash, end of year	$ 331	$ 8,155	$ 331

See accompanying notes to the unaudited consolidated financial statements.

Asia Properties, Inc.

Notes to the Financial Statements
September 30, 2009
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
Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The company had a net loss of $113,525 and had a working capital and stockholders’ deficit of $587,830 at September 30, 2009. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties' existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2010. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
3.	Related Party Transactions
For the nine months ended September 30, 2009, Asia Properties accrued $45,000 salary to its CEO. As of September
30, 2009, Asia Properties owed its CEO $444,951 in expense reimbursements and unpaid salary.

Notes to the Financial Statements (continued)

4. Shareholders’ Equity

5. Commitments

None

6. Subsequent Events

The Company signed an MOU to acquire 50.10% of a Macau based VIP club on November 17, 2009.

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the nine-month period ended September 30, 2009 or during last two years.

Expenses

We incurred general and administrative expenses of $55,121 for the nine-month period ended September 30, 2009, as compared to $95,937 for the same period in 2008, a decrease of $ or 39%.

Our management fees remained the same at $30,000 for the six-months ended June 30, 2009 as for last year. We did not incur any consulting fees this year compared with $47,265 for the six-months ended June 30, 2008. We did not incur any professional fees during this year compared with $6,691 last year.

Liquidity and Capital Resources

As at June 30, 2009, we had cash of $582.

Cash Used in Operating Activities

Net cash used in operating activities was $507 for the six-month period ended June 30, 2009. For the same period in 2008, net cash used was $67,538. For the period from April 6, 1998 (inception) to June 30, 2009, net cash used in operating activities was $1,547,655.

Cash Used in Investing Activities

We did not incur any investment costs in the six-month period ended June 30, 2009. Net cash used in investing activities was $39,000 for the year 2008 and $454,954 for the period from April 6, 1998 (inception) to June 30, 2009.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.

Description of Exhibit

31.1	Certification of principal executive officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith
31.2	Certification of principal accounting officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

By: /s/ Daniel Mckinney

______________________________________
Daniel Mckinney
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

January 14, 2009