Form 10-K
period 2009-12-31
ASIA PROPERTIES INC
filed 2010-07-15
CIK 1070789

SECURITIES AND EXCHANGE COMMISSION

 Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51048

ASIA PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-0855301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

119 N. Commercial Street Suite 190 #115

Bellingham, WA 98225

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity.  As of March 31, 2010, the aggregate market value of the voting and non-voting common equity was $8,135,413

The number of shares outstanding of each of the issuer's classes of common equity. As of March 31 2010, there were 35,371,362 shares of Common Stock outstanding.

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

Page

PART I
Item 1. Description of Business	4
Item 2. Description of Property	7
Item 3. Legal Proceedings	7
Item 4. Submission of Matters to a Vote of Security Holders	7

PART II
Item 5. Market For Registrant Common Equity and Related Stockholder Matter and Issuer Purchases of Equity Securities	8-9
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10
Item 7 Financial statements and Supplementary Data	11-21
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	22
Item 8. A(T) Controls & procedures
Item 8. B. Other Information

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons	23-24
Item 10. Executive Compensation	25
Item 11. Security Ownership of Certain Beneficial Owners and Management	26
Item 12. Certain relationships and Related Transactions, and Director Independence	26
Item 13. Principal Accounting Fees and Services	27

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8 –K	28
Signatures	29-32

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General

        We were incorporated in Nevada on April 6, 1998.

Our principal executive offices are located at 119 Commercial Street, Suite 190-115, Bellingham, Washington 98225.

Our fiscal year end is December 31 and our shares are traded on the Pink Sheets under the symbol “ASPZ”.  We are also listed in the Mergent Manuals and News Reports.

The Company has one wholly owned subsidiary, Asia Properties (HK) Limited, registered in Hong Kong on November 7, 2007.

Industry

Asia Properties, Inc was established to seek opportunities to invest in real estate and develop resorts in South East Asia.

Our Planned Operations

Following the US financial crisis and ensuing worldwide economic downturn, the Company has identified the VIP gaming business in Macau as a potential target of business, but is seeking the best business opportunity for shareholder value.

Website

            We currently maintain a website at www.asiaprop.com.

Revenues

            Currently we have no revenue generating assets.

Competition

NA

Employees

            We administer our business through consulting arrangements with our company's officers, directors, other individuals and one full-time employee.

Consultants

            During the year ended December 31, 2009, the Company did not hire any consultants for financial advisory, administrative, management, business development and strategic planning services.

Offices

            We maintained two offices, one at 119 Commercial Street, Suite 190-115, Bellingham, Washington 98225, telephone number (360) 392-2841.

            Our second office is at Two Exchange Square, 8th Floor, 8 Connaught Place, Central, Hong Kong, a shared serviced office leased from The Executive Centre.

Risk Factors

1.          We lack an operating history for our current business and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, you will lose your investment.

            While we were incorporated in 1998, we have just initiated our current business operations. Therefore our current operating history cannot be used to determine our future success or failure. Our net loss since inception is $3,490,816. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to secure profitable business investments and opportunities. Based upon current plans, we expect to incur operating losses in the immediate future because we will be incurring expenses which will exceed our revenues. If we cannot generate a profit, we will have to suspend or cease operations and you will lose your investment.

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

            All of our operations are in South China, Hong Kong and South East Asia. This exposes us to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in laws and regulations, exposure to possible expropriation or other government actions, and unsettled political conditions. These factors may have a material adverse effect on our operations or on our business, results of operations and financial condition.

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

            Our business is subject to and may be adversely affected by political and economic uncertainties and social developments in the countries we operate in. Although the Philippine administrations have been relatively stable and the Chinese government has successfully pursued economic reform policies during the past several years, there is political unrest in Thailand and the Chinese face accusations regarding the valuation of the Renminbi. These governments may continue to pursue these policies or may alter them from time to time to our detriment. Changes in policies, laws and regulations, or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could result in the total loss of our investments.

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

The company does not own any property

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

PART II

ITEM 5.           MARKET FOR REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-the-Counter Pink Sheets under the symbol “ASPZ”

As of December 31, 2009, we had approximately 90 shareholders of record.

Presented below is the high and low bid information of our common stock for the periods indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Common Stock
	High	Low
Fiscal Year Ending December 31, 2009
First Quarter	$0.10	$0.02
Second Quarter	$0.10	$0.04
Third Quarter	$0.10	$0.04
Fourth Quarter	$0.48	$0.07

Fiscal Year Ending December 31, 2008
First Quarter	$0.30	$0.15
Second Quarter	$0.33	$0.05
Third Quarter	$0.14	$0.04
Fourth Quarter	$0.09	$0.02

Fiscal Year Ending December 31, 2007
First Quarter	$0.47	$0.27
Second Quarter	$0.75	$0.25
Third Quarter	$0.60	$0.16
Fourth Quarter	$0.60	$0.18

We were given our trading symbol “ASPZ” to trade on the OTC Pink Sheets in January, 1999.

On December 31, 2009, the last price of our common stock as reported on the Over- the Counter Pink Sheets was $0.34 per share.

Dividend Policy

            We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

We have however, paid stock dividends in April 2007 comprising of one share in Hertz Controller Technologies Corporation for every two shares of Common Stock held in our Company

Recent Sales of Unregistered Securities

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

Critical Accounting Policies and Estimates

            We did not generate revenues from operations in 2009 and 2008. We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.

ITEM 6 (continued)

Liquidity and Capital Resources

            We did not sell any common shares during 2009.

We are a development stage company and management has devoted considerable effort to find profitable investment opportunities. As of the date of this report, we have initiated operations, but have not generated any revenues. Our plans during the last year were to acquire a stake in a VIP Club in Macau.

We had a net loss of $114,528 for the year ended December 31, 2009. As of December 31, 2009, we had cash and total assets of $3,628 and total liabilities of $628,016. Our working capital and stockholders' deficit was $624,388.

Results of Operations

            We had no revenues in 2009 and 2008.

PART III

ITEM 7.           FINANCIAL STATEMENTS.

Asia Properties, Inc.

 Financial Statements

 Contents

Page

Reports of Independent Registered Public Accounting Firm	12

Balance Sheets	13

Statements of Operations	14

Statements of Stockholders' Equity	15

Statements of Cash Flows	16-17

Notes to the Financial Statements	18-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

 Asia Properties, Inc.

 (A Development Stage Company)

 Bellingham, Washington

We have audited the accompanying consolidated balance sheets of Asia Properties, Inc. (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated balance sheets of the Company as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2008 are only for comparison.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 , in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when consolidated in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements for the year ended December 31, 2009, has been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the company’s recurring losses from operations, stockholders; deficit and inability to generate sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants

Parker Randall CF (H.K.) CPA Limited

Hong Kong

Asia Properties, Inc.

 (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

FOR THE YEAR ENDED DECEMBER 31 2009 AND 2008

(Stated in US Dollars)

		2009	2008
	Note	US$	US$
Assets
Non - current assets
Property rights	4	-	72,770
Total non - current assets		-	72,770

Current
Cash and cash equivalents		3,628	8,155
Total current assets		3,628	8,155

Total assets		3,628	80,925

Liabilities and stockholders' equity

Current liabilities
Other payables and accrued liabilities		6,531	9,015
Short term loans		75,578	137,102
Amount due to related party	5	486,420	409,113
Total current liabilities		568,529	555,230

Long term liabilities
Long term loan		59,487	-

Stockholders' equity (deficit)	8
Common Stock, $0.001 par value, 200,000,000 shares
(35,411,362 and 35,371,362 common shares
issued and outstanding at December 31, 2009 and 2008)		9,098	9,108
Additional paid - in capital		2,513,330	2,548,875
Donated capital		345,000	345,000
Deficit accumulated during the development stage		(3,491,816)	(3,377,288)
Total stockholders' equity (deficit)		(624,388)	(474,305)

Total liabilities and stockholders' equity		3,628	80,925

See accompanying notes to the financial statements.

Asia Properties, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

AND FROM INCEPTION ON APRIL 6, 1998THROUGH DECEMBER 31, 2009

(Stated in US Dollars)

				Cumulative
				total
		For the year ended		since
		December 31,		inception
		2009	2008
	Note	US$	US$	US$

Revenue		-	-	46,342

Operating expenses
General and administrative expenses		74,482	384,007	1,675,822
Management fees		60,000	60,000	1,103,614
Professional fees		7,166	22,766	777,469
Consulting fees		-	47,265	90,246
Total operating expenses		141,648	514,038	3,647,151

Loss from operations		(141,648)	(514,038)	(3,693,493)

Interest income		-	61	3,294

Gain on disposal of subsidiary		27,120	-	27,120
Gain on settlement of debt		-	-	178,307
Income taxes recovered	6	-	-	595
Write-down of property and equipment		-	-	(7,639)

Net loss		(114,528)	(513,977)	(3,491,816)

Weighted average number of shares:
Basic and diluted		35,411,252	39,273,903

Net loss per share – Basic and diluted		(0.003)	(0.013)

See accompanying notes to the financial statements.

Asia Properties, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

From December 31, 2004 Through December 31, 2009

			Additional
	Common	Stock	Paid in	Donated
	Number of	Amount	Capital	Capital	Deficit	Total
	shares	$	$	$	$	$

Balance December 31, 2004	7,519,028	7519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	50,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	600,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	45,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	350,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,050,000	1,050	523,950	-	-	525,000
Finders fee paid	-	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)

Balance, December 31, 2005	9,654,028	9,654	3,622,774	330,000	(2,312,773)	1,649,655

Option exercised for cash at $1.00 per share	40,000	40	39,960	-	-	40,000
Issued for cash at $1.00	105,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)

Balance December 31, 2006	9,799,028	9,799	3,767,629	345,000	(2,565,051)	1,557,377

Issued for cash at $1.00	55,000	55	54,945	-	-	55,000
Finders fee paid	2,750	3	2,747	-	-	2,750
4 for 1 split on 16 April	29,570,334	-	-	-	-	-
Shares cancelled on 24 October 2007	(312,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)

Balance December 31, 2007	39,115,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867

Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)

Balance December 31, 2008	35,411,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)

Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the year	-	-	-	-	(114,528)	(114,528)

Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)

See accompanying notes to the unaudited consolidated financial statements.

ASIA PROPERTIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH DECEMBER 31, 2009

(Stated in US Dollars)

	For the year ended 31 December,		Cumulative total since inception
	2009	2008
	US$	US$	US$
Cash flows used in operating activities
Net loss	(114,528)	(513,977)	(3,491,816)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,309
Cancellation of shares issued for property rights	-	(1,324,445)	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Gain on disposal of subsidiary	(27,120)	-	-
Investment written off	-	20,000	20,000
Property rights written off	-	1,565,130	1,637,900
Shares issued for services rendered	-	-	756,276
Write down of investment to NRV	-	2,250	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(61,524)	88,160	64,301
Increase in prepaid expenses and deposits	-	2,840	-
Increase in payables and accruals	2,484	(19,035)	350,722
Net cash used in operating activities	(200,688)	(179,077)	(1,688,470)

Cash flow used in investing activities
Property rights acquired for resale	-	(39,000)	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of securities	-	-	(20,000)
Purchase of investment	-	-	(27,000)
Net cash used in investment activities	-	(39,000)	(454,954)

See accompanying notes to the financial statements.

ASIA PROPERTIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH DECEMBER 31, 2009

(Stated in US Dollars)

(CONTINUED)

	For the year ended 31 December,		Cumulative total since inception
	2009	2008
	US$	US$	US$
Cash flows from financing activities
Issuance of stock	-	45,000	1,406,600
Increase in long term loan	59,487	-	59,487
Advances from related party	136,674	113,782	680,965
Net cash provided by financing activities	196,161	158,782	2,147,052

Net increase/ (decrease) in cash	(4,527)	(59,295)	3,628
Cash, beginning of year	8,155	67,450	-
Cash, end of year	3,628	8,155	3,628

See accompanying notes to the financial statements.

Asia Properties, Inc.

Notes to the Financial Statements
December 31, 2009 and 2008

1.           Organization, Development Stage and Going Concern

Asia Properties, Inc. was incorporated in Nevada, the United States of America on April 6, 1998. The Company was formed to seek opportunities to invest in real estate projects, resorts and hotels in Asia.

The management terminated its resort business and now devotes all of its activities to acquiring a VIP club gaming business in Macau. Planned principal activities have begun but the Company has not generated significant revenues to date.

The Company had a net loss of $114,528 and cash used in operations of $141,322 for the year ended December 31, 2009, an accumulated deficit during the developmental stage of $3,491,816 and working capital and stockholders' deficits of $624,388 at December 31, 2009.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and to continue to raise funds through debt or equity raises. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

2.           Summary of Significant Accounting Policies

Method of Accounting

The Company maintains its general ledger and journals using the accrual method accounting for financial reporting purposes. The consolidated financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America (“US GAPP”) and have been consistently applied in the presentation of financial statements, which are compiled using the accrual basis of accounting.

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter – company balances and transactions have been eliminated on consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that my subject the Company to concentrations of credit risks consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents are held in safekeeping by certain large creditworthy financial institutions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or loss to be cash equivalents. At December 31, 2009 and 2008, the company had US$3,628 and US$8,155 in cash equivalents respectively.

Loss Per Share

Basis loss per stock is calculated by dividing net loss by weighted – average number of common stocks outstanding during the year, and does not include the impact of any potentially dilutive common stock equivalents. Potential common stocks are not included in included in the computation of loss per stock, if their effect is anti – dilutive

Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, short term loans, amount due to related party and,

other payables and accrued liabilities approximate their fair values due to the short-term maturity of such instruments.  It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.  The Company did not have any hedging activities during the reporting period

Notes to the Financial Statements (continued)

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Group will comply with the disclosure requirements of this statement if it utilizes derivatives instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE ON INTANTIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No.142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increase the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 have a malarial impact on its financial statements.

In May 2008, the FASB issued statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSB APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non – convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our combined results of operations and financial condition.

In May 2008, the FASB issued Statements No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insure financial obligation from loss due to default over the period of the insured financial obligation. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE – BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive non - forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two – class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the financial statements.

In April 2009, the FASB issued FSP 157-4, DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND INDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of the provisions of FSP 157-4 is not anticipated to materially impact on the Company’s results of operations or the fair values of its assets and liabilities.

In May 2009, the FASB issued FSP SFAS 165 “Subsequent Events”. The objective of this Statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for the interim and annual periods ending after June 15, 2009, which is now codified as FASB ASC 855 “Subsequent Events”. The adoption of FSB ASC 855 did not have a material impact on the Company’s financial position, results of operations and cash flows. Effective February 24, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-09. “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which removes the requirement to disclose the date through which subsequent events have been evaluated. The adoption of the ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 166 ACCOUNTING FOR TRANSFER OF FINANCIAL ASSETS (“SFAS 166”). This statement is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and is required to be adopted by the Company in the first quarter of fiscal year 2011. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company does not expect the adoption of SFAS 166 to have a material impact on the Company’s financial position, results of operations and cash flows.

Notes to the Financial Statements (continued)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.46(R)”, which is codified as ASC 810. ASC 810 amends FASB Interpretation no.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires and enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special – purpose entities. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASC 810 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”, which supersedes all existing non – SEC accounting and reporting standards. The codification does not change GAAP but rater organizes it into a new hierarchy with two levels: authoritative and non – authoritative. All authoritative GAAP carries equal weight and is organized in a topical structure. The adoption of SFAS 169 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability if not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. ASC 820 is effective for the first reporting period (including interim periods) beginning after August 28, 2009. The adoption of this Update did not have a significant impact to the Company’s financial statements.

In September 2009, the FASB issued ASU No. 2009-06, “Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, and it provides implementation guidance on accounting for uncertainty in income taxes effective for interim and annual reporting period ending on or after September 15, 2009. The adoption of SU No. 2009-06 did not have any impact on the Company’s financial position, results of operations and cash flows.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends the variable – interest entity guidance in FASB ASC ###-##-#### to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. ASU 2009-17 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASU 2009-17 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

None of the above new pronouncements has current application to the Group, but may be applicable to the Company’s future financial reporting.

3.             Property Rights

From 2005 to 2006, the Company paid a total of $1.5 million in common stock and cash to acquire land in Baan Naiyang, Phuket, Thailand. After failing to secure proper ownership documents to the properties, the Company aborted the acquisition deals in 2008 and cancelled all the shares previously issued.

The Company through its previous wholly owned subsidiary, Cadlao Island Development Corporation, paid deposits of $33,770 in 2007 and $39,000 in 2008 for beachfront land on Tinaga Island, Camarines Norte in the Philippines. In January 2009, the Company transferred all interest in the land and subsidiary to the Company’s President in settlement of amounts owed to him.

4.                    Related Party Transactions

a)         In 2009 and 2008, the Company paid salary of $60,000 per year to the Chief Executive Officer

b)         As of December 31, 2009 and 2008, the Company owed its CEO $486,420 and $409,133 as expense reimbursements and unpaid salary.

Notes to the Financial Statements (continued)

5.              Income Taxes

The Company computes deferred tax assets arising from net operating loss carry forwards. These deferred tax assets are reduced by a valuation allowance to the extent that it is deemed more likely than not that these assets will not be realized through future taxable income. As of December 31, 2009, any available deferred tax asset arising from the Company's net operating loss carry forwards has been eliminated by a full valuation allowance. At December 31, 2009, the Company had a net operating loss carry-forward of approximately $3,300,000 expiring ranging from 2017 through 2028. The resulting deferred tax asset is fully reserved. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382.

6.           Common Stock

The following table summarizes common stock issuances and retirements as of December 31, 2009:

		Common Stock
	Number of Shares	Amount

Balance as of December 31, 2007	39,115,112	$9,857
Private placement for cash at $0.20 per share	225,000	225
Shares issued for finders’ fees	11,250	11
Shares cancelled	(3,940,000)	(985)
Balance as of December 31, 2008	35,411,362	$9,108
Shares cancelled	(40,000)	(10)

Balance as of December 31, 2009	35,371,362	$9,098

a)                On December 31, 2009 the Company cancelled the remaining 40,000 shares issued in 2005 for the Thailand land purchase as a result of the non-delivery of title.

b)                On December 31, 2008 as a result of non-delivery of good title, the Company cancelled 3,940,000 shares issued in 2005 for the Thailand land purchase.

c)                On June 12, 2008 the Company sold 125,000 common shares for cash proceeds of $25,000 and issued 6,250 common shares as a finders fees.

d)                On March 5, 2008 the Company sold 100,000 common shares for cash proceeds of $20,000 and issued 5,000 common shares as finders fees.

e)                On October 24, 2007 the Company cancelled 312,000 shares.

f)                 On April 16, 2007 the authorized capital of the Company was increased by means of a 4 for 1 share split from 50,000,000 common shares with a par value of $0.001 each to 200,000,000 shares

g)                On April 16, 2007 the Company paid a stock dividend of three common shares for every common share issued and outstanding.

h)                On March 10, 2007 the Company sold 25,000 common shares for cash proceeds of $20,000 and issued 2,750 common shares as finders fees.

i)                  On March 2, 2007 the Company sold 30,000 common shares for cash proceeds of $30,000.

j)                 Between July and September of 2005, the Company issued 995,000 common shares with an estimated fair value of $1,360,000 to purchase 57 plots of land in Baan Naiyang, Phuket, Thailand.

k)                Between April and June 2005 the Company issued 10,000 and 30,000 common shares with an estimated fair value of $2,600 and $7,800 as fees to a consultant and a director respectively.

8.             Commitments and contingencies

There is no foreseeable commitment or contingencies for the year ended December 31, 2009

9.             Subsequent Events

A November 2009 Memorandum of Understanding to acquire 50.1% of a Macau-based VIP club expired without any action by either parties.

Notes to the Financial Statements (continued)

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

JTC Fair Song CPA Firm was our independent accountants from 2007 to 2009.  Our Board of Directors appointed Parker Randall CF (H.K.) CPA Limited in April 2010 to be our independent accountants.

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

            The Company recognizes the importance of internal controls.  As the Company is currently a development stage company with limited ongoing financial operations, in an effort to mitigate this material weakness to the fullest extent possible, at present the Chief Executive Officer reviews the Company's financial information and reports for reasonableness.  All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it will be immediately implemented.  As the Company grows in size and as its finances allow, management will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our financial consultant.

Management's Annual Report on Internal Control over Financial Reporting

            Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management's assessment of the effectiveness of our internal control over financial reporting.

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management certifies that this report is complete, that this report complies with all relevant regulatory requirements, and that our internal control over financial reporting is not effective, as of December 31, 2009.

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

Changes in Internal Controls

            During the year ended December 31, 2009, there have not been any changes in the Company's internal controls that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.   However, please note the discussion above.

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

            The names, addresses, ages and positions of our present officers and directors is as follows:

Name and Address	Age	Position Held
Daniel McKinney Two Exchange Square, 8th floor 8 Connaught Place, Central Hong Kong	49	President and Chief Executive Officer
Geoff Armstrong 27/93 Sokolovska, Prague 18600 Czech Republic	67	Secretary, and member of the board of directors
Dennis Burns INVest Train PO Box 362, Tiffin, OH 44883	47	Investor relations

The persons named above are have held their offices for the last 12 months and are expected to continue until the next annual meeting of our stockholders.

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

Mr. McKinney studied in the Hong Kong International School and read Chemistry and Biology at the Houston Baptist University.

He speaks Cantonese, Thai, and some Portuguese.

Geoff Armstrong

 Secretary and Director

            Geoff Armstrong has been our secretary and director since March 2003.

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

Executive Officer Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
And				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Daniel McKinney	2009	60,000	0	0	0	0	0	0	60,000
President & Chief Executive Officer	2008	60,000	0	0	0	0	0	0	60,000

Geoff Armstrong	2009	0	0	0	0	0	0	0	0
Secretary	2008	0	0	0	0	0	0	0	0

Compensation of Directors

            There are no contractual arrangements with any member of the board of directors.  They have no director's service contracts and are not compensated for their services as directors.  The board has not implemented any plan to award options to any directors and we do not have any long-term incentive plans that provide compensation for performance.

Director's Compensation Table
		Fees				Nonqualified
		Earned or			Non-Equity	Deferred
		Paid in	Stock	Option	Incentive Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Daniel McKinney	2009	60,000	0	0	0	0	0	60,000
	2008	60,000	0	0	0	0	0	60,000

Geoff Armstrong	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

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

	As of December 31, 2009
Name and Address of Beneficial Owner	Shares(1)	Percent
Named Executive Officers and Directors
Daniel Mckinney Two Exchange Square, 8th Floor 8 Connaught Place, Central, Hong Kong	682,820	1.9%
Geoffrey Armstrong 27/93 Sokolovska, Prague 18600 Czech Republic	240,000	0.7%
Directors and Executive Officers as a Group (Two Persons)	922,820	2.6%
Beneficial Owners of in Excess of 5% (other than Named Executive Officers and Directors)
Cede & Co 55 Water Street FRNT 3 NY10041	10,971,135	32.0%
Coldway Limited 23rd Fl, M Tower, All Seasons Place Bangkok, Thailand	3,435,884	9.7%
Indian Ocean Management Limited Cyber Tower, Ebene Reduit Mauritius	3,200,000	9.0%
Mastermind Group Limited 9374 Sc 7th Avenue Road Ocala, FL 34480, USA	3,000,000	8.5%
Crestview Associates Limited 23rd Fl, M Tower, All Seasons Place Bangkok, Thailand	2,800,000	7.9%
Lim Gaik Im (wife of Daniel Mckinney) B-2-23 Mar Vista Resort, Batu Ferringhi, Penang Malaysia	2,400,000	6.8%
TD Ameritrade, Inc Cage 1005 North Ameritrade Place Belleview, NE 68005	1,917,000	5.4%

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

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

During the year ended December 31, 2009, the Company paid a total of $60,000 as salary to the Company's CEO.

As of December 31, 2009, the Company owed the CEO $486,420 as expense reimbursements and unpaid salary.

ITEM 13.         PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)        Audit Fees

            The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of annual financial statements and reviews of financial statements included in our Form 10-KSB and Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years was:

2009	$6,000	JTC Parker Randall CF (H.K.) CPA Limited
2009	$5,000	JTC JTC Fair Song CPA Firm
2008	$15,000	JTC Fair Song CPA Firm

(2)        Audit-Related Fees

            The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2009	$0	JTC Parker Randall CF (H.K.) CPA Limited
2009	$0	JTC Fair Song CPA Firm
2008	$0	JTC Fair Song CPA Firm

(3)           Tax Fees

                The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Parker Randall CF (H.K.) CPA Limited
2009	$0	JTC Fair Song CPA Firm
2008	$0	JTC Fair Song CPA Firm

(4)        All Other Fees

            The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Parker Randall CF (H.K.) CPA Limited
2009	$0	JTC Fair Song CPA Firm
2008	$0	JTC Fair Song CPA Firm

(5)        The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES and Reports on form 8-K

            No reports on Form 8-K have been filed

Exhibit No.	Document Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Stock Certificate(1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended (5)
31.1	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended (5)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

By:       /s/ Daniel McKinney

              Daniel McKinney

              President and Chief Executive Officer

Date:      July 15, 2010