Form 10-Q
period 2010-06-30
ASIA PROPERTIES INC
filed 2010-08-18
CIK 1070789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

 [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51048

ASIA PROPERTIES, INC.
(Exact name of registrant as specified in its charter)
Nevada	47-0855301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
119 N. Commercial St., Ste 190-115, Bellingham WA 98225	98225
(Address of principal executive offices)	(Zip Code)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 16, 2010, the issuer had  35,721,362  shares of common stock outstanding.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2010

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended  June 30, 2010 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

                                                                                                      -2-

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED JUNE 30, 2010

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	Page

Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	4

Consolidated Statements of Operations for the three and six month periods ended June 30, 2010 and 2009 and for the period from inception through June 30, 2010	5

Consolidated Statements of Stockholders’ Deficit for the period from inception through June 30, 2010	7

Consolidated Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009 and for the period from inception through June 30, 2010	9

Selected notes to consolidated financial statements	10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	16

                                                                                                      -3-

Asia Properties, Inc.

 Balance Sheets

	June 30, 2010	December 31, 2009

Assets Current:
Cash	$234	$3,628

	_______	_________

Total Assets	$234	$3,628

Liabilities
Current:
Accounts payable and accrued liabilities	$21,829	$6,531
Short term bank loans	68,011	75,578
Due to related parties	540,811	486,420

Total Current Liabilities	630,651	568,529

Long term liabilities
Long term loans	47,865	59,487

Stockholders' Equity (Deficit)

Common Stock, $0.001 par value; 200,000,000 shares authorized;
35,721,362 and 35,371,362 common shares issued and outstanding
at June 30, 2010 and December 31, 2009	9,448	9,098
Additional paid-in capital	2,565,480	2,513,330
Donated capital	345,000	345,000
Deficit accumulated during the development stage	(3,598,210)	(3,491,816)
Total Stockholders' Equity (Deficit)	(678,282)	(624,388)

Total Liabilities and Stockholders' Equity (Deficit)	$234	$3,628

See accompanying notes to the financial statements

                                                                                                      -4-

Asia Properties, Inc.

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended June 30, 2010	For The Three Months Ended June 30, 2009

Revenue	$-	$-

Operating expenses
General and administrative	18,098	19,487
Management fees	15,000	15,000
Professional fees	45,000	-
Consulting	-	-
Total operating expenses	78,098	34,487

Loss from operations	(78,098)	(34,487)

Interest income	-	-
Disposal of subsidiary	-	-
Gain on settlement of debt	-	-
Income taxes recovered	-	-
Write-down of property and equipment	-	-

Net loss	$(78,098)	$(34,487)

                                         See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -5-

Asia Properties, Inc.

Consolidated Statements of Operations

(Unaudited)

	For The Six Months Ended June 30, 2010	For The Six Months Ended June 30, 2009	For The Period From April 6, 1998 (Inception ) Through June 30, 2010

Revenue	$-	$-	$(46,342)

Operating expenses
General and administrative	31,394	37,632	1,707,216
Management fees	30,000	30,000	1,133,614
Professional fees	45,000	-	822,469
Consulting	-	-	90,246
Total operating expenses	106,394	67,632	3,753,545

Loss from operations	(106,394)	(67,632)	(3,799,887)

Interest income	-	-	3,294
Disposal of subsidiary	-	(8,435)	27,120
Gain on settlement of debt	-	-	178,307
Income taxes recovered	-	-	595
Write-down of property and equipment	-	-	(7,639)

Net loss	$(106,394)	$(76,067)	$(3,598,210)

Weighted average number
of shares outstanding – basic and diluted	35,527,992	35,411,362
Net loss per share -
basic and diluted	$(0.003)	$(0.001)

                                         See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -6-

Asia Properties, Inc.

Statements of Stockholders’ Deficit

From December 31, 2004 Through June 30, 2010

			Additional
	Common	Stock	Paid in	Donated
	Number of	Amount	Capital	Capital	Deficit	Total
	shares	$	$	$	$	$
Balance December 31, 2004	7,519,028	7519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	50,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	600,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	45,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	350,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,050,000	1,050	523,950	-	-	525,000
Finders fee paid	-	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)

Balance, December 31, 2005	9,654,028	9,654	3,622,774	330,000	(2,312,773)	1,649,655

Option exercised for cash at $1.00 per share	40,000	40	39,960	-	-	40,000
Issued for cash at $1.00	105,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)

Balance December 31, 2006	9,799,028	9,799	3,767,629	345,000	(2,565,051)	1,557,377

Issued for cash at $1.00	55,000	55	54,945	-	-	55,000
Finders fee paid	2,750	3	2,747	-	-	2,750
4 for 1 split on 16 April	29,570,334	-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)

Balance December 31, 2007	39,427,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867

Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)

Balance December 31, 2008	35,723,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)

Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the period	-	-	-	-	(114,528)	(114,528)

Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)

Issued for services	350,000	350	52,150	-	-	52,500

Net loss for the period	-	-	-	-	(106,394)	(106,394)

Balance June 30, 2010	35,371,362	9,448	2,565,480	345,000	(3,598,210)	(678,282)

See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -7-

2296726.2

Asia Properties, Inc.

Statements of Cash Flows

	For the 6 Months Ended June 30, 2010	For the Year Ended December 31, 2009	Cumulative total since Inception
Cash Flows Used in Operating Activities
Net loss	$(106,394)	$(114,528)	$(3.598,210)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,309
Cancellation of shares previously issued	-	-	(1,360,000)
for property rights
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Gain on disposal of subsidiary		(27,120)	-
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Shares issued for services rendered	52,500	-	808,776
Write down of investment to NRV	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities:
Short term loans	(7,912)	(61,524)	56,389
Prepaid expenses and deposits	-	-	-
Payables and accruals	4,022	2,484	354,744
Net cash used in operating activities	(57,784)	(200,688)	(1,746,254)

Cash Flows Used in Investing Activities
Property rights acquired for resale	-	-	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of securities	-	-	(20,000)
Purchase of investment	-	-	(27,000)
Net cash used in investing activities	-	- )	(454,954)

Cash Flows From Financing Activities
Issuance of stock	-	-	1,406,600
Increase in long term loan		59,487	59,487
Advances from related party	54,390	136,674	735,355
Net cash provided by financing activities	54,390	196,161	2,201,442

Net increase/(decrease) in cash	(3,394)	(4,527)	234
Cash, beginning of year	3,628	8,155	-
Cash, end of year	$234	$3,628	$234

See accompanying notes to the unaudited consolidated financial statements.

Asia Properties, Inc.

Notes to the Financial Statements
June 30, 2010
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

2.

Going Concern

Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The company had a net loss of $106,394 and had a working capital and stockholders’ deficit of $678,282 at June 30, 2010. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties' existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2010. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.

Related Party Transactions

For the six months ended June 30, 2010, Asia Properties accrued $30,000 salary to its CEO.  As of June 30, 2010, Asia Properties owed its CEO $540,811 in expense reimbursements and unpaid salary.

Notes to the Financial Statements (continued)

4.	Shareholders’ Equity
	The following table summarizes common stock issuances and retirements as of June 30, 2010:
		Number of	Common Stock
		Shares	Amount

	Balance as of December 31, 2007	39,115,112	$9,857

	Private placement for cash at $0.20 per share	225,000	225
	Shares issued for finders’ fees	11,250	11
	Shares cancelled	(3,940,000)	(985)

	Balance as of December 31, 2008	35,411,362	9,108

	Shares cancelled	(40,000)	(10)

	Balance as of December 31, 2009	35,371,362	9,098

	Shares issued for services	350,000	350

	Balance as of June 30, 2010	35,721,362	$9,448

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Asia Properties, Inc was established to seek opportunities to invest in real estate and develop resorts in South East Asia. Following the global financial crisis, the Company identified the VIP gaming business in Macau.  A MOU was signed and expired in January, 2010.

Following the US financial crisis and ensuing worldwide economic downturn, the Company is conducting due diligence upon a variety of commodity based Asian assets to acquire.  The Company is not highly leveraged, has few bank obligations and expects to be able to capitalize on suitable possibilities when identified.

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the six-month period ended June 30, 2010 or during last two years.

Expenses

We incurred general and administrative expenses of $106,394 for the six-month period ended June 30, 2010, as compared to $67,632 for the same period in 2009, an increase of $38,762 or 57%.

Our management fees remained the same at $30,000 for the six-months ended June 30, 2010 as for last year.

We did not incur any consulting or professional fees during either quarter.

Liquidity and Capital Resources

As at June 30, 2010, we had cash of $234.

Cash Used in Operating Activities

Net cash used in operating activities was $57,784 for the six-month period ended June 30, 2010. For the period from April 6, 1998 (inception) to June 30, 2010, net cash used in operating activities was $1,746,254.

Cash Used in Investing Activities

We did not incur any investment costs in the current or previous six-month period ended June 30. Net cash used in investing activities was $454,954 for the period from April 6, 1998 (inception) to June 30, 2010.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the six months ended June 30, 2010. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

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

No stock was sold for valuable consideration during the six months ended June 30, 2010.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the six months ended June 30, 2010.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit
31.1 31.2

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

August 14, 2010