Form 10-Q
period 2010-09-30
ASIA PROPERTIES INC
filed 2010-11-05
CIK 1070789

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

OR

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number 000-51048

ASIA PROPERTIES, INC.
(Exact name of registrant as specified in its charter)
Nevada	47-0855301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
119 Commercial Street Suite 190-115, Bellingham Washington 98225	98225
(Address of principal executive offices)	(Zip Code)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 2010, the issuer had  35,721,362  shares of common stock outstanding.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2010

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2010 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

                                                                                                      -2-

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2010

PART I

FINANCIAL INFORMATION

                                                                                                      -3-

Asia Properties, Inc.

 Balance Sheets

	September 30, 2010	December 31, 2009

Assets Current:
Cash	$290	$3,628

	_______	_________

Total Assets	$290	$3,628

Liabilities
Current:
Accounts payable and accrued liabilities	$14,719	$6,531
Short term bank loans	63,713	75,578
Due to related parties	588,617	486,420

Total Current Liabilities	667,049	568,529

Long term liabilities
Long term loans	47,864	59,487

Stockholders' Equity (Deficit)

Common Stock, $0.001 par value; 200,000,000 shares authorized;
35,721,362 and 35,371,362 common shares issued and outstanding
at September 30, 2010 and December 31, 2009	9,448	9,098
Additional paid-in capital	2,565,480	2,513,330
Donated capital	345,000	345,000
Deficit accumulated during the development stage	(3,634,551)	(3,491,816)
Total Stockholders' Equity (Deficit)	(714,623)	(624,388)

Total Liabilities and Stockholders' Equity (Deficit)	$290	$3,628

See accompanying notes to the financial statements

                                                                                                      -4-

Asia Properties, Inc.

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended September 30, 2010	For The Three Months Ended September 30, 2009

Revenue	$-	$-

Operating expenses
General and administrative	21,341	17,490
Management fees	15,000	15,000
Professional fees	-	4,968
Consulting	-	-
Total operating expenses	36,341	37,458

Loss from operations	(36,341)	(37,458)

Interest income	-	-
Disposal of subsidiary	-	-
Gain on settlement of debt	-	-
Income taxes recovered	-	-
Write-down of property and equipment	-	-

Net loss	$(36,341)	$(37,458)

                                         See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -5-

Asia Properties, Inc.

Consolidated Statements of Operations

(Unaudited)

	For The Nine Months Ended September 30, 2010	For The Nine Months Ended September 30, 2009	For The Period From April 6, 1998 (Inception ) Through September 30, 2010

Revenue	$-	$-	$(46,342)

Operating expenses
General and administrative	52,735	55,122	1,728,557
Management fees	45,000	45,000	1,148,614
Professional fees	-	4,968	777,469
Consulting	45,000	-	135,246
Total operating expenses	142,735	105,090	3,789,886

Loss from operations	(142,735)	(105,090)	(3,836,228)

Interest income	-	-	3,294
Disposal of subsidiary	-	(8,435)	27,120
Gain on settlement of debt	-	-	178,307
Income taxes recovered	-	-	595
Write-down of property and equipment	-	-	(7,639)

Net loss	$(142,735)	$(113,525)	$(3,634,551)

Weighted average number
of shares outstanding – basic and diluted	35,593,157	35,411,362
Net loss per share -
basic and diluted	$(0.004)	$(0.001)

                                         See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -6-

Asia Properties, Inc.

Statements of Stockholders’ Deficit

From December 31, 2004 Through September 30, 2010

			Additional
	Common	Stock	Paid in	Donated
	Number of	Amount	Capital	Capital	Deficit	Total
	shares	$	$	$	$	$
Balance December 31, 2004	7,519,028	7519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	50,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	600,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	45,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	350,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,050,000	1,050	523,950	-	-	525,000
Finders fee paid	-	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)

Balance, December 31, 2005	9,654,028	9,654	3,622,774	330,000	(2,312,773)	1,649,655

Option exercised for cash at $1.00 per share	40,000	40	39,960	-	-	40,000
Issued for cash at $1.00	105,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)

Balance December 31, 2006	9,799,028	9,799	3,767,629	345,000	(2,565,051)	1,557,377

Issued for cash at $1.00	55,000	55	54,945	-	-	55,000
Finders fee paid	2,750	3	2,747	-	-	2,750
4 for 1 split on 16 April	29,570,334	-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)

Balance December 31, 2007	39,427,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867

Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)

Balance December 31, 2008	35,723,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)

Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the period	-	-	-	-	(114,528)	(114,528)

Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)

Issued for services	350,000	350	52,150	-	-	52,500

Net loss for the period	-	-	-	-	(142,735)	(142,735)

Balance September 30, 2010	35,371,362	9,448	2,565,480	345,000	(3,634,551)	(714,623)

See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -7-

2296726.2

Asia Properties, Inc.

Statements of Cash Flows

	For the 9 Months Ended September 30, 2010	For the Year Ended December 31, 2009	Cumulative total since Inception
Cash Flows Used in Operating Activities
Net loss	$(142,735)	$(114,528)	$(3.634,551)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,309
Cancellation of shares previously issued	-	-	(1,360,000)
for property rights
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Gain on disposal of subsidiary		(27,120)	-
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Shares issued for services rendered	52,500	-	808,776
Write down of investment to NRV	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities:
Short term loans	(12,187)	(61,524)	52,114
Prepaid expenses and deposits	-	-	-
Payables and accruals	(3,088)	2,484	347,634
Net cash used in operating activities	(105,510)	(200,688)	(1,793,980)

Cash Flows Used in Investing Activities
Property rights acquired for resale	-	-	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of securities	-	-	(20,000)
Purchase of investment	-	-	(27,000)
Net cash used in investing activities	-	- )	(454,954)

Cash Flows From Financing Activities
Issuance of stock	-	-	1,406,600
Increase in long term loan	(24)	59,487	59,463
Advances from related party	102,196	136,674	783,161
Net cash provided by financing activities	102,172	196,161	2,249,224

Net increase/(decrease) in cash	(3,338)	(4,527)	290
Cash, beginning of year	3,628	8,155	-
Cash, end of year	$290	$3,628	$290

See accompanying notes to the unaudited consolidated financial statements.

Asia Properties, Inc.

Notes to the Financial Statements
September 30, 2010
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Asia Properties, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Asia Properties’ Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the form 10-KSB have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of Asia Properties and its 100% owned subsidiary, Asia Properties (HK) Limited that was registered in Hong Kong on November 7, 2007, after elimination of all significant inter-company accounts and transactions.

2.

Going Concern

Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The company had a net loss of $142,735 and had a working capital and stockholders’ deficit of $714,623 at September 30, 2010. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties' existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2010. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.

Related Party Transactions

For the nine months ended September 30, 2010, Asia Properties accrued $45,000 salary to its CEO.  As of September 30, 2010, Asia Properties owed its CEO $588,617 in expense reimbursements and unpaid salary.

Notes to the Financial Statements (continued)

4.	Shareholders’ Equity
	The following table summarizes common stock issuances and retirements as of September 30, 2010:
		Number of	Common Stock
		Shares	Amount

	Balance as of December 31, 2007	39,115,112	$9,857

	Private placement for cash at $0.20 per share	225,000	225
	Shares issued for finders’ fees	11,250	11
	Shares cancelled	(3,940,000)	(985)

	Balance as of December 31, 2008	35,411,362	9,108

	Shares cancelled	(40,000)	(10)

	Balance as of December 31, 2009	35,371,362	9,098

	Shares issued for services	350,000	350

	Balance as of September 30, 2010	35,721,362	$9,448

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Asia Properties, Inc was established to seek opportunities to invest in real estate and develop resorts in South East Asia. Following the global financial crisis, the Company has identified several potential targets of business and is currently in the midst of negotiations with a number of  Companies.

We have no major competitors. We currently do not intend to buy or sell any plant or significant equipment during the next twelve months, nor intend to conduct any product research or development.  Further, we do not expect significant changes in the number of employees.

Following the US financial crisis and ensuing worldwide economic downturn, the Company expects over the next few years, to find distressed Asian  assets to acquire.  The Company is not highly leveraged, has few bank obligations and expects to be able to capitalize on suitable possibilities when identified.

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the nine-month period ended September 30, 2010 or during last two years.

Expenses

We incurred general and administrative expenses of $52,735 for the nine-month period ended September 30, 2010, as compared to $55,121 for the same period in 2009, a decrease of $2,386 or 4%.

Our management fees remained the same at $45,000 for the nine-months ended September 30, 2010 as for last year.

We did not incur any consulting or professional fees during either quarter.

Liquidity and Capital Resources

As at September 30, 2010, we had cash of $290.

Cash Used in Operating Activities

Net cash used in operating activities was $105,510 for the nine-month period ended September 30, 2010. For the period from April 6, 1998 (inception) to September 30, 2010, net cash used in operating activities was $1,793,980.

Cash Used in Investing Activities

We did not incur any investment costs in the current or previous nine-month period ended September 30. Net cash used in investing activities was $454,954 for the period since April 6, 1998 (inception).

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the nine months ended September 30, 2010. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

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

No stock was sold during the nine months ended September 30, 2010.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the nine months ended September 30, 2010.

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

November 5, 2010