Form 10-K
period 2010-12-31
ASIA PROPERTIES INC
filed 2011-04-12
CIK 1070789

SECURITIES AND EXCHANGE COMMISSION

 Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51048

ASIA PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-0855301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

119, Commercial Street

Suite 190-115, Bellingham

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity.  As of March 31, 2011, the aggregate market value of the voting and non-voting common equity was $1,786,068

The number of shares outstanding of each of the issuer's classes of common equity. As of March 31 2011, there were 35,721,362 shares of Common Stock outstanding.

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

Our Planned Operations

Following the 2009 worldwide economic downturn, the Company has identified several potential targets of business and is in negotiations with a number of companies.

Website

            We currently maintain a website at www.asiaprop.com.

Revenues

            Currently we have no revenue generating assets.

Competition

We have no major identified competitors at present time.

Employees

            We administer our business through consulting arrangements with our company's officers, directors, other individuals and one full-time employee.

Consultants

            During the year ended December 31, 2010, the Company did not hire any consultants for financial advisory, administrative, management, business development and strategic planning services.

Offices

            We maintained two offices, one at 119 Magnolia Street, Suite 190-115, Bellingham, Washington 98225, telephone number (360) 392-2841.

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

            While we were incorporated in 1998, we have just initiated our current business operations. Therefore our current operating history cannot be used to determine our future success or failure. Our net loss since inception is $3,671,074. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to secure profitable business investments and opportunities. Based upon current plans, we expect to incur operating losses in the immediate future because we will be incurring expenses which will exceed our revenues. If we cannot generate a profit, we will have to suspend or cease operations and you will lose your investment.

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

6.          If relations between the United States and China or the countries in South East Asia change for the worse, our stock price may decrease and we may have difficulty accessing the U.S. capital markets.

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

In particular, while the Chinese economy has transitioned from a planned economy to a market-oriented economy and the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. The government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Therefore, the Chinese government's involvement in the economy could adversely affect our business operations, results of operations and financial condition.

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

As of December 31, 2010, we had approximately 90 shareholders on record.

Presented below is the high and low bid information of our common stock for the periods indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Common Stock
	High	Low
Fiscal Year Ending December 31, 2010
First Quarter	$0.29	$0.15
Second Quarter	$0.28	$0.14
Third Quarter	$0.32	$0.10
Fourth Quarter	$0.20	$0.06

Fiscal Year Ending December 31, 2009
First Quarter	$0.10	$0.02
Second Quarter	$0.10	$0.04
Third Quarter	$0.10	$0.04
Fourth Quarter	$0.48	$0.07

Fiscal Year Ending December 31, 2008
First Quarter	$0.30	$0.15
Second Quarter	$0.33	$0.05
Third Quarter	$0.14	$0.04
Fourth Quarter	$0.09	$0.02

We were given our trading symbol “ASPZ” to trade on the NASD OTC Pink Sheets in January, 1999.

On December 31, 2010, the last price of our common stock as reported on the Over- the Counter Pink Sheets was $0.06 per share.

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

Critical Accounting Policies and Estimates

            We did not generate revenues from operations in 2010 or 2009. We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.

ITEM 6 (continued)

Liquidity and Capital Resources

            We did not sell any common shares during 2010.

We are a development stage company and management has devoted considerable effort to find profitable investment opportunities. As of the date of this report, we have initiated operations, but have not generated any revenues. Our plans during the last year were to acquire a stake in a VIP Club in Macau.

We had a net loss of $179,258 for the year ended December 31, 2010. As of December 31, 2010, we had cash and total assets of $342 and total liabilities of $751,488. Our working capital and stockholders' deficit was $751,146.

Results of Operations

            We had no revenues in 2010 and 2009.

PART III

ITEM 7.           FINANCIAL STATEMENTS.

Asia Properties, Inc.

 Financial Statements

 Contents

Page

Reports of Independent Registered Public Accounting Firm	12

Balance Sheets	13

Statements of Operations	14

Statements of Stockholders' Equity	15

Statements of Cash Flows	16-17

Notes to the Financial Statements	18-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

 Asia Properties, Inc.

 (A Development Stage Company)

 Bellingham, Washington

We have audited the accompanying consolidated balance sheets of Asia Properties, Inc. (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated balance sheets of the Company as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2009 are only for comparison.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010  in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when consolidated in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements for the year ended December 31, 2010, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the company’s recurring losses from operations, stockholders; deficit and inability to generate sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Your truly,

PARKER RANDALL CF

PARKER RANDALL CF (H.K.) CPA LIMITED

Certified Public Accountants

Hong Kong

March 31, 2011

Asia Properties, Inc.

 (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

(Stated in US Dollars)

		2010	2009
	Note	US$	US$
Assets

Current
Cash and cash equivalents		342	3,628
Total current assets		342	3,628

Total assets		342	3,628

Liabilities and stockholders' equity

Current liabilities
Other payables and accrued liabilities		25,441	6,531
Short term loans		59,263	75,578
Amount due to related party	5	618,905	486,420
Total current liabilities		703,609	568,529

Long term liabilities
Long term loan		47,879	59,487

Stockholders' equity (deficit)	8
Common Stock, $0.001 par value, 200,000,000 shares
(35,371,362 and 35,721,362 common shares
issued and outstanding at December 31, 2010 and 2009)		9,448	9,098
Additional paid - in capital		2,565,480	2,513,330
Donated capital		345,000	345,000
Deficit accumulated during the development stage		(3,671,074)	(3,491,816)
Total stockholders' equity (deficit)		(751,146)	(624,388)

Total liabilities and stockholders' equity		342	3,628

See accompanying notes to the financial statements.

Asia Properties, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH DECEMBER 31, 2010

(Stated in US Dollars)

				Cumulative
				total
		For the year ended		since
		December 31,		inception
		2010	2009
	Note	US$	US$	US$

Revenue		-	-	46,342

Operating expenses
General and administrative expenses		68,258	74,482	1,744,080
Management fees		60,000	60,000	1,163,614
Professional fees		6,000	7,166	783,469
Consulting fees		45,000	-	135,246
Total operating expenses		179,258	141,648	3,826,409

Loss from operations		(179,258)	(141,648)	(3,872,751)

Interest income		-	-	3,294

Gain on disposal of subsidiary		-	27,120	27,120
Gain on settlement of debt		-	-	178,307
Income taxes recovered	6	-	-	595
Write-down of property and equipment		-	-	(7,639)

Net loss		(179,258)	(114,528)	(3,671,074)

Weighted average number of shares:
Basic and diluted		35,711,106	35,411,252

Net loss per share – Basic and diluted		(0.005)	(0.003)

See accompanying notes to the financial statements.

Asia Properties, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

From December 31, 2004 Through December 31, 2010

			Additional
	Common	Stock	Paid in	Donated
	Number of	Amount	Capital	Capital	Deficit	Total
	shares	$	$	$	$	$

Balance December 31, 2004	7,519,028	7519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	50,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	600,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	45,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	350,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,050,000	1,050	523,950	-	-	525,000
Finders fee paid	-	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)

Balance, December 31, 2005	9,654,028	9,654	3,622,774	330,000	(2,312,773)	1,649,655

Option exercised for cash at $1.00 per share	40,000	40	39,960	-	-	40,000
Issued for cash at $1.00	105,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)

Balance December 31, 2006	9,799,028	9,799	3,767,629	345,000	(2,565,051)	1,557,377

Issued for cash at $1.00	55,000	55	54,945	-	-	55,000
Finders fee paid	2,750	3	2,747	-	-	2,750
4 for 1 split on 16 April	29,570,334	-	-	-	-	-
Shares cancelled on 24 October 2007	(312,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)

Balance December 31, 2007	39,115,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867

Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)

Balance December 31, 2008	35,411,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)

Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the year	-	-	-	-	(114,528)	(114,528)

Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)

Issued for services	350,000	350	52,150	-	-	52,500
Net loss for the year	-	-	-	-	(179,258)	(179,258)

Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,074)	(751,146)

See accompanying notes to the financial statements

ASIA PROPERTIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH DECEMBER 31, 2010

(Stated in US Dollars)

	For the year ended 31 December,		Cumulative total since inception
	2010	2009
	US$	US$	US$
Cash flows used in operating activities
Net loss	(179,258)	(114,528)	(3,671,074)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,309
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Gain on disposal of subsidiary	-	(27,120)	-
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Shares issued for services rendered	52,500	-	808,776
Write down of investment to NRV	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(16,637)	(61,524)	47,664
Increase in prepaid expenses and deposits	-	-	-
Increase in payables and accruals	7,634	2,484	358,356
Net cash used in operating activities	(135,761)	(200,688)	(1,824,231)

Cash flow used in investing activities
Property rights acquired for resale	-	-	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of securities	-	-	(20,000)
Purchase of investment	-	-	(27,000)
Net cash used in investment activities	-	-	(454,954)

See accompanying notes to the financial statements.

ASIA PROPERTIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH DECEMBER 31, 2010

(Stated in US Dollars)

(CONTINUED)

	For the year ended 31 December,		Cumulative total since inception
	2010	2009
	US$	US$	US$
Cash flows from financing activities
Issuance of stock	-	-	1,406,600
Increase in long term loan	(9)	59,487	59,478
Advances from related party	132,484	136,674	813,449
Net cash provided by financing activities	132,475	196,161	2,279,527

Net increase/ (decrease) in cash	(3,286)	(4,527)	342
Cash, beginning of year	3,628	8,155	-
Cash, end of year	342	3,628	342

See accompanying notes to the financial statements.

Asia Properties, Inc.

Notes to the Financial Statements
December 31, 2010 and 2009

1.           Organization, Development Stage and Going Concern

Asia Properties, Inc. was incorporated in Nevada, the United States of America on April 6, 1998. The Company was formed to seek opportunities to invest in real estate projects, resorts and hotels in Asia.

The management intends to acquire several businesses. Planned principal activities have begun but the Company has not generated significant revenues to date.

The Company had a net loss of $179,258 for the year ended December 31, 2010, an accumulated deficit of $3,671,074 and working capital and stockholders' deficits of $751,146 at December 31, 2010.

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

2.           Summary of Significant Accounting Policies

Method of Accounting

The Company maintains its general ledger and journals using the accrual method accounting for financial reporting purposes. The consolidated financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America (“US GAAP”) and have been consistently applied in the presentation of financial statements, which are compiled using the accrual basis of accounting.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or loss to be cash equivalents. At December 31, 2010 and 2009, the company had US$342 and US$3,628 in cash equivalents respectively.

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

3.             Property Rights

The Company does not own any property.

4.                    Related Party Transactions

a)         In 2010 and 2009, the Company accrued salary of $60,000 per year to the Chief Executive Officer

b)         As of December 31, 2010 and 2009, the Company owed its CEO $618,905 and $486,420 as expense reimbursements and unpaid salary.

Notes to the Financial Statements (continued)

5.              Income Taxes

The Company computes deferred tax assets arising from net operating loss carry forwards. These deferred tax assets are reduced by a valuation allowance to the extent that it is deemed more likely than not that these assets will not be realized through future taxable income. As of December 31, 2010, any available deferred tax asset arising from the Company's net operating loss carry forwards has been eliminated by a full valuation allowance. At December 31, 2010, the Company had a net operating loss carry-forward of approximately $3,600,000 expiring ranging from 2017 through 2028. The resulting deferred tax asset is fully reserved. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382.

6.           Common Stock

The following table summarizes common stock issuances and retirements as of December 31, 2010:

		Common Stock
	Number of Shares	Amount

Balance as of December 31, 2008	39,411,362	$9,108
Shares cancelled	(40,000)	(10)

Balance as of December 31, 2009	35,371,362	$9,098
Shares issued for services	350,000	350

Balance as of December 31, 2010	35,721,362	$9,448

a)                On April 10, 2010 the Company issued 350,000 shares for services rendered.

b)                On December 31, 2009 the Company cancelled the remaining 40,000 shares issued in 2005 for the Thailand land purchase as a result of the non-delivery of title.

c)                On December 31, 2008 as a result of non-delivery of good title, the Company cancelled 3,940,000 shares issued in 2005 for the Thailand land purchase.

d)                On June 12, 2008 the Company sold 125,000 common shares for cash proceeds of $25,000 and issued 6,250 common shares as a finders fees.

e)                On March 5, 2008 the Company sold 100,000 common shares for cash proceeds of $20,000 and issued 5,000 common shares as finders fees.

f)                 On October 24, 2007 the Company cancelled 312,000 shares.

g)                On April 16, 2007 the authorized capital of the Company was increased by means of a 4 for 1 share split from 50,000,000 common shares with a par value of $0.001 each to 200,000,000 shares

h)                On April 16, 2007 the Company paid a stock dividend of three common shares for every common share issued and outstanding.

i)                  On March 10, 2007 the Company sold 25,000 common shares for cash proceeds of $20,000 and issued 2,750 common shares as finders fees.

j)                 On March 2, 2007 the Company sold 30,000 common shares for cash proceeds of $30,000.

k)                Between July and September of 2005, the Company issued 995,000 common shares with an estimated fair value of $1,360,000 to purchase 57 plots of land in Baan Naiyang, Phuket, Thailand.

l)                  Between April and June 2005 the Company issued 10,000 and 30,000 common shares with an estimated fair value of $2,600 and $7,800 as fees to a consultant and a director respectively.

8.             Commitments and contingencies

There is no foreseeable commitment or contingencies for the year ended December 31, 2010

9.             Subsequent Events

There were no significant subsequent events.

Notes to the Financial Statements (continued)

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

JTC Fair Song CPA Firm was our independent accountants from 2007 to 2009.  Parker Randall CF (H.K.) CPA Limited remain our independent accountants from April 2010.

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

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management certifies that this report is complete, that this report complies with all relevant regulatory requirements, and that our internal control over financial reporting is not effective, as of December 31, 2010.

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

Changes in Internal Controls

            During the year ended December 31, 2010, there have not been any changes in the Company's internal controls that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.   However, please note the discussion above.

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

            The names, addresses, ages and positions of our present officers and directors is as follows:

Name and Address	Age	Position Held
Daniel McKinney Two Exchange Square, 8/fl 8 Connaught Place, Central, Hong Kong	50	President and Chief Executive Officer
Geoff Armstrong 27/93 Sokolovska, Prague 18600 Czech Republic	68	Secretary, and member of the board of directors
Dennis Burns INVest Train PO Box 362, Tiffin, OH 44883	48	Investor relations

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

From 2005 to present, served as director and CEO of Sino Fibre Communications, Inc., a public telco company.  From 2008 to February 2011, severed as director and CEO of Yinfu Gold Corp., a public gold mining company.

Mr. McKinney studied in the Hong Kong International School and read Chemistry and Biology at the Houston Baptist University.

He speaks Cantonese, Thai, and some Portuguese.

Geoff Armstrong

 Secretary and Director

            Geoff Armstrong has been our secretary and  since March 2003.

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

Executive Officer Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
And				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Daniel McKinney	2010	60,000	0	0	0	0	0	0	60,000
President & Chief Executive Officer	2009	60,000	0	0	0	0	0	0	60,000

Geoff Armstrong	2010	0	0	45,000	0	0	0	0	45,000
Secretary	2009	0	0	0	0	0	0	0	0

Compensation of Directors

            There are no contractual arrangements with any member of the board of directors.  They have no director's service contracts and are not compensated for their services as directors.  The board has not implemented any plan to award options to any directors and we do not have any long-term incentive plans that provide compensation for performance.

Director's Compensation Table
		Fees				Nonqualified
		Earned or			Non-Equity	Deferred
		Paid in	Stock	Option	Incentive Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Daniel McKinney	2010	60,000	0	0	0	0	0	60,000
	2009	60,000	0	0	0	0	0	60,000

Geoff Armstrong	2010	0	45,000	0	0	0	0	45,000
	2009	0	0	0	0	0	0	0

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

	As of December 31, 2010
Name and Address of Beneficial Owner	Shares (1)	Percent
Named Executive Officers and Directors
Daniel Mckinney Two Exchange Square, 8/fl 8 Connaught Place, Central, Hong Kong	76,500	0.2%
Kouzelne Mesto Ltd. (2) 27/93 Sokolovska, Prague 18600 Czech Republic	540,000	1.5%
Directors and Executive Officers as a Group (Two Persons)	616,500	1.7%
Beneficial Owners of in Excess of 5% (other than Named Executive Officers and Directors)
Cede & Co 55 Water Street FRNT 3 NY10041	13,069,765	36.6%
Coldway Limited 23rd Fl, M Tower, All Seasons Place Bangkok, Thailand	3,435,884	9.6%
Indian Ocean Management Limited Cyber Tower, Ebene Reduit Mauritius	3,200,000	9.0%
Mastermind Group Limited 9374 Sc 7th Avenue Road Ocala, FL 34480, USA	2,750,000	7.7%
Crestview Associates Limited 23rd Fl, M Tower, All Seasons Place Bangkok, Thailand	2,800,000	7.8%
Lim Gaik Im (wife of Daniel Mckinney) B-2-23 Mar Vista Resort, Batu Ferringhi, Penang, Malaysia	2,400,000	6.7%
TD Ameritrade, Inc Cage 1005 North Ameritrade Place Belleview, NE 68005	1,917,000	5.4%

[1]           The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the             Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

[2]           Kouzelne Mesto Ltd. is Czech Republic incorporated company and is owned as to 100% by Geoffrey Armstrong, and officer of the Company.

Changes in Control

            There are no arrangements or known persons who may result in a change of control of Asia Properties, Inc.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

During the year ended December 31, 2010, the Company accrued a total of $60,000 as salary to the Company's CEO.

As of December 31, 2010, the Company owed the CEO $618,905 as expense reimbursements and unpaid salary.

ITEM 13.         PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)        Audit Fees

            The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of annual financial statements and reviews of financial statements included in our Form 10-KSB and Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years was:

2010	$6,000	JTC Parker Randall CF (H.K.) CPA Limited
2009	$6,000	JTC Parker Randall CF (H.K.) CPA Limited
2009	$5,000	JTC JTC Fair Song CPA Firm

(2)        Audit-Related Fees

            The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2010	$0	JTC Parker Randall CF (H.K.) CPA Limited
2009	$0	Parker Randall CF (H.K.) CPA Limited
2009	$0	JTC Fair Song CPA Firm

(3)           Tax Fees

                The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	Parker Randall CF (H.K.) CPA Limited
2009	$0	Parker Randall CF (H.K.) CPA Limited
2009	$0	JTC Fair Song CPA Firm

(4)        All Other Fees

            The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	Parker Randall CF (H.K.) CPA Limited
2009	$0	Parker Randall CF (H.K.) CPA Limited
2009	$0	JTC Fair Song CPA Firm

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

Date:      12 April 2011