Form 10-Q
period 2011-03-31
ASIA PROPERTIES INC
filed 2011-05-16
CIK 1070789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number : 000-51048

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 2011, the issuer had  35,721,362  shares of common stock outstanding.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2011

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended  March 31, 2011 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

                                                                                                      -2-

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED MARCH 31, 2011

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	Page

Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	4

Consolidated Statements of Operations for the three month periods ended March 31, 2011 and 2010 and for the period from inception through March 31, 2011	5

Consolidated Statements of Stockholders’ Deficit for the period from inception through March 31, 2011	7

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2011 and 2010 and for the period from inception through March 31, 2011	9

Selected notes to consolidated financial statements	10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	16

                                                                                                      -3-

Asia Properties, Inc.

Balance Sheets

	March 31, 2011	December 31, 2010

Assets Current:
Cash	$846	$342

	_____ __	_________

Total Assets	$846	$342

Liabilities
Current:
Other payables and accrued liabilities	$8,083	$25,441
Short term bank loans	55,196	59,263
Due to related parties	673,809	618,905

Total Current Liabilities	737,088	703,609

Long term liabilities
Long term loans	47,861	47,879

Stockholders' Equity (Deficit)

Common Stock, $0.001 par value; 200,000,000 shares authorized;
35,721,362 common shares issued and outstanding
at March 31, 2011 and December 31, 2010	9,448	9,448
Additional paid-in capital	2,565,480	2,565,480
Donated capital	345,000	345,000
Deficit accumulated during the development stage	(3,704,031)	(3,671,074)
Total Stockholders' Equity (Deficit)	(784,103)	(751,146)

Total Liabilities and Stockholders' Equity (Deficit)	$846	$342

See accompanying notes to the financial statements

                                                                                                      -4-

Asia Properties, Inc.

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended March 31, 2011	For The Three Months Ended March 31, 2010	For The Period From April 6, 1998 (Inception ) Through March 31, 2011

Revenue	$-	$-	$(46,342)

Operating expenses
General and administrative	17,957	13,296	1,762,037
Management fees	15,000	15,000	1,178,614
Professional fees	-	-	783,469
Consulting	-	-	135,246
Total operating expenses	32,957	28,296	3,859,366

Loss from operations	(32,957)	(28,296)	(3,905,708)

Interest income	-	-	3,294
Disposal of subsidiary	-	-	27,120
Gain on settlement of debt	-	-	178,307
Income taxes recovered	-	-	595
Write-down of property and equipment	-	-	(7,639)

Net loss	$(32,957)	$(28,296)	$(3,704,031)

Weighted average number
of shares outstanding – basic and diluted	35,371,362	35,371,362
Net loss per share -
basic and diluted	$(0.001)	$(0.001)

                                         See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -5-

Asia Properties, Inc.

Statements of Stockholders’ Deficit

From December 31, 2004 Through March 31, 2011

	Common	Stock	Additional	Donated
	Number of	Amount	Paid In Capital	Capital	Deficit	Total
	shares	$	$	$	$	$

Balance December 31, 2004	7,519,028	7519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	50,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	600,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	45,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	350,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,050,000	1,050	523,950	-	-	525,000
Finders fee paid	-	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)

Balance, December 31, 2005	9,654,028	9,654	3,622,774	330,000	(2,312,773)	1,649,655

Option exercised for cash at $1.00 per share	40,000	40	39,960	-	-	40,000
Issued for cash at $1.00	105,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)

Balance December 31, 2006	9,799,028	9,799	3,767,629	345,000	(2,565,051)	1,557,377

Issued for cash at $1.00	55,000	55	54,945	-	-	55,000
Finders fee paid	2,750	3	2,747	-	-	2,750
4 for 1 split on 16 April	29,570,334	-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)

Balance December 31, 2007	39,427,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867

Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)

Balance December 31, 2008	35,723,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)

Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the period	-	-	-	-	(114,528)	(114,528)

Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)

Issued for services	350,000	350	52,150	-	-	52,500
Net loss for the period	-	-	-	-	(179,258)	(179,258)

Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,074)	(751,146)

Net loss for the period	-	-	-	-	(32,957)	(32,957)

Balance March 31, 2011	35,721,362	9,448	2,565,480	345,000	(3,704,031)	(784,103)

See accompanying notes to the unaudited consolidated financial statements.

2296726.2

Asia Properties, Inc.

Statements of Cash Flows

(Stated in US Dollars)

	For the 3 months ended 31 March 2011	For the year ended 31 December 2010	Cumulative total since inception
Cash flows used in operating activities
Net loss	(32,957)	(179,258)	(3,704,031)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,309
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Gain on disposal of subsidiary	-	-	-
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Shares issued for services rendered		52,500	808,776
Write down of investment to NRV	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(4,067)	(16,637)	43,597
Increase in prepaid expenses and deposits	-	-	-
Increase in payables and accruals	(17,358)	7,634	340,998
Net cash used in operating activities	(54,382)	(135,761)	(1,878,613)

Cash flow used in investing activities
Property rights acquired for resale	-	-	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of securities	-	-	(20,000)
Purchase of investment	-	-	(27,000)
Net cash used in investment activities	-	-	(454,954)

Cash flows from financing activities
Issuance of stock	-	-	1,406,600
Increase in long term loan	(18)	(9)	59,460
Advances from related party	54,904	132,484	868,353
Net cash provided by financing activities	54,886	132,475	2,334,413

Net increase/ (decrease) in cash	504	(43,286)	846
Cash, beginning of year	342	3,628	-
Cash, end of year	846	342	846

2296726.2

See accompanying notes to the financial statements.

2296726.2

Asia Properties, Inc.

Notes to the Financial Statements
March 31, 2011
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

2.

Going Concern

Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The company had a net loss of $32,957 and had a working capital and stockholders’ deficit of $784,103 at March 31, 2011. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties' existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2011. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.

Related Party Transactions

For the three months ended March 31, 2011, Asia Properties accrued $15,000 salary to its CEO.  As of March 31, 2011, Asia Properties owed its CEO $673,809 in expense reimbursements and unpaid salary.

2296726.2

Notes to the Financial Statements (continued)

4.	Shareholders’ Equity
	The following table summarizes common stock issuances and retirements as of March 31, 2011:
			Common Stock
		Number of Shares	Amount

	Balance as of December 31, 2008	39,411,362	$9,108
	Shares cancelled	(40,000)	(10)

	Balance as of December 31, 2009	35,371,362	$9,098
	Shares issued for services	350,000	350

	Balance as of December 31, 2010 and March 31, 2011	35,721,362	$9,448

a)                On April 10, 2010 the Company issued 350,000 shares for services rendered.

b)                On December 31, 2009 the Company cancelled 40,000 shares issued in 2005 for the Thailand land purchase as a result of the non-delivery of title.

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

During the current gradual economic recovery after the US led global financial downturn, the Company is looking for distressed Asian real estate assets and businesses to acquire.  The Company is not highly leveraged and expects to be able to capitalize on suitable possibilities when identified.

2296726.2

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the three-month period ended March 31, 2011 or during last two years.

Expenses

We incurred general and administrative expenses of $17,957 for the three-month period ended March 31, 2011, as compared to $13,296 for the same period in 2010, an increase of $4,661 or 35%.

Our management fees remained the same at $15,000 for the three-months ended March 31, 2011 as for last year.

We did not incur any consulting or professional fees during either quarter.

Liquidity and Capital Resources

As at March 31, 2011, we had cash of $846.

Cash Used in Operating Activities

Net cash used in operating activities was $54,382 for the three-month period ended March 31, 2011.  For the same period in 2010, there was net cash used of $25,847.  For the period from April 6, 1998 (inception) to March 31, 2011, net cash used in operating activities was $1,878,613.

Cash Used in Investing Activities

We did not incur any investment costs in the three-month period ended March 31, 2011 or March 31, 2010. Net cash used in investing activities was $454,954 for the period from April 6, 1998 (inception) to March 31, 2011.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the three months ended March 31, 2011. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

2296726.2

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

2296726.2

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold for valuable consideration during the three months ended March 31, 2011.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three months ended March 31, 2011.

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

2296726.2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

By:

/s/ Daniel Mckinney

______________________________________
Daniel Mckinney
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

May 13, 2011