Form 10-Q
period 2011-06-30
ASIA PROPERTIES INC
filed 2011-08-11
CIK 1070789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of 25 July 2011, the issuer had  35,721,362  shares of common stock outstanding.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2011

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended  June 30, 2011 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

                                                                                                      -2-

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED JUNE 30, 2011

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	Page

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	4

Consolidated Statements of Operations for the three and six month periods ended June 30, 2011 and 2010 and for the period from inception through June 30, 2011	5, 6

Consolidated Statements of Stockholders’ Deficit for the period from inception through June 30, 2011	7

Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010 and for the period from inception through June 30, 2011	8

Selected notes to consolidated financial statements	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

                                                                                                      -3-

Asia Properties, Inc.

 Balance Sheets

	June 30, 2011	December 31, 2010

Assets Current:
Cash	$3,518	$342

	_____ __	_________

Total Assets	$3,518	$342

Liabilities
Current:
Other payables and accrued liabilities	$4,793	$25,441
Short term bank loans	50,780	59,263
Due to related parties	713,795	618,905

Total Current Liabilities	769,368	703,609

Long term liabilities
Long term loans	47,875	47,879

Stockholders' Equity (Deficit)

Common Stock, $0.001 par value; 200,000,000 shares authorized;
35,721,362 common shares issued and outstanding
at June 30, 2011 and December 31, 2010	9,448	9,448
Additional paid-in capital	2,565,480	2,565,480
Donated capital	345,000	345,000
Deficit accumulated during the development stage	(3,733,653)	(3,671,074)
Total Stockholders' Equity (Deficit)	(813,725)	(751,146)

Total Liabilities and Stockholders' Equity (Deficit)	$3,518	$342

See accompanying notes to the financial statements

                                                                                                      -4-

Asia Properties, Inc.

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended June 30, 2011	For The Three Months Ended June 30, 2010

Revenue	$-	$-

Operating expenses
General and administrative	14,622	18,098
Management fees	15,000	15,000
Professional fees	1	45,000
Consulting	-	-
Total operating expenses	29,622	78,098

Loss from operations	(29,622)	(78,098)

Net loss	$(29,622)	$(78,098)

                                         See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -5-

Asia Properties, Inc.

Consolidated Statements of Operations

(Unaudited)

	For The Six Months Ended June 30, 2011	For The Six Months Ended June 30, 2010	For The Period From April 6, 1998 (Inception ) Through June 30, 2011

Revenue	$-	$-	$(46,342)

Operating expenses
General and administrative	32,579	31,394	1,776,659
Management fees	30,000	30,000	1,193,614
Professional fees	-	-	783,469
Consulting	-	45,000	135,246
Total operating expenses	62,579	106,394	3,888,988

Loss from operations	(62,579)	(106,394)	(3,935,330)

Interest income	-	-	3,294
Disposal of subsidiary	-	-	27,120
Gain on settlement of debt	-	-	178,307
Income taxes recovered	-	-	595
Write-down of property and equipment	-	-	(7,639)

Net loss	$(62,579)	$(106,394)	$(3,733,653)

Weighted average number
of shares outstanding – basic and diluted	35,721,362	35,527,992
Net loss per share -
basic and diluted	$(0.002)	$(0.003)

                                         See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -6-

Asia Properties, Inc.

Statements of Stockholders’ Deficit

From December 31, 2004 Through June 30, 2011

	Common	Stock	Additional	Donated
	Number of	Amount	Paid In Capital	Capital	Deficit	Total
	shares	$	$	$	$	$
Balance December 31, 2004	7,519,028	7519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	50,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	600,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	45,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	350,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,050,000	1,050	523,950	-	-	525,000
Finders fee paid	-	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)

Balance, December 31, 2005	9,654,028	9,654	3,622,774	330,000	(2,312,773)	1,649,655

Option exercised for cash at $1.00 per share	40,000	40	39,960	-	-	40,000
Issued for cash at $1.00	105,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)

Balance December 31, 2006	9,799,028	9,799	3,767,629	345,000	(2,565,051)	1,557,377

Issued for cash at $1.00	55,000	55	54,945	-	-	55,000
Finders fee paid	2,750	3	2,747	-	-	2,750
4 for 1 split on 16 April	29,570,334	-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)

Balance December 31, 2007	39,427,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867

Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)

Balance December 31, 2008	35,723,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)

Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the period	-	-	-	-	(114,528)	(114,528)

Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)

Issued for services	350,000	350	52,150	-	-	52,500
Net loss for the period	-	-	-	-	(179,258)	(179,258)

Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,074)	(751,146)

Net loss for the period	-	-	-	-	(62,579)	(62,579)

Balance June 30, 2011	35,721,362	9,448	2,565,480	345,000	(3,733,653)	(813,725)

See accompanying notes to the unaudited consolidated financial statements.

                                                                                                      -7-

2296726.2

Asia Properties, Inc.

Statements of Cash Flows

(Stated in US Dollars)

	For the 6 months ended 30 June 2011	For the year ended 31 December 2010	Cumulative total since inception
Cash flows used in operating activities
Net loss	(62,579)	(179,258)	(3,733,653)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,309
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Gain on disposal of subsidiary	-	-	-
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Shares issued for services rendered		52,500	808,776
Write down of investment to NRV	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(8,483)	(16,637)	39,181
Increase in prepaid expenses and deposits	-	-	-
Increase in payables and accruals	(20,648)	7,634	337,708
Net cash used in operating activities	(91,710)	(135,761)	(1,915,941)

Cash flow used in investing activities
Property rights acquired for resale	-	-	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of securities	-	-	(20,000)
Purchase of investment	-	-	(27,000)
Net cash used in investment activities	-	-	(454,954)

Cash flows from financing activities
Issuance of stock	-	-	1,406,600
Increase in long term loan	(4)	(9)	59,474
Advances from related party	94,890	132,484	908,339
Net cash provided by financing activities	94,886	132,475	2,374,413

Net increase/ (decrease) in cash	3,176	(43,286)	3,518
Cash, beginning of year	342	3,628	-
Cash, end of year	3,518	342	3,518

See accompanying notes to the financial statements.

Asia Properties, Inc.

Notes to the Financial Statements
June 30, 2011
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Asia Properties, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Asia Properties’ Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the form 10-KSB have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of Asia Properties and its 100% owned subsidiary, Asia Properties (HK) Limited that was registered in Hong Kong on November 7, 2007, after elimination of all significant inter-company accounts and transactions.

2.

Going Concern

Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The company had a net loss of $62,579 and had a working capital and stockholders’ deficit of $813,725 at June 30, 2011. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties' existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2011. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.

Related Party Transactions

For the six months ended June 30, 2011, Asia Properties accrued $30,000 salary to its CEO.  As of June 30, 2011, Asia Properties owed its CEO $713,795 in expense reimbursements and unpaid salary.

Notes to the Financial Statements (continued)

4.	Shareholders’ Equity
	The following table summarizes common stock issuances and retirements as of June 30, 2011:
			Common Stock
		Number of Shares	Amount

	Balance as of December 31, 2008	39,411,362	$9,108
	Shares cancelled	(40,000)	(10)

	Balance as of December 31, 2009	35,371,362	$9,098
	Shares issued for services	350,000	350

	Balance as of December 31, 2010 and June 30, 2011	35,721,362	$9,448

a)                On April 10, 2010 the Company issued 350,000 shares for services rendered.

b)                On December 31, 2009 the Company cancelled 40,000 shares issued in 2005 for the Thailand land purchase as a result of the non-delivery of title.

5.	Commitments
The Company is committed to pay $10,000 for sixteen gold claims in Quebec, Canada that it acquired on July 18th 2011.

6.	Subsequent Events

On July 18th, 2011, the Company acquired sixteen gold claims in Quebec, Canada for a consideration of 500,000 common shares of the Company and $10,000 cash.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Asia Properties, Inc was established to seek opportunities to invest in real estate and develop resorts in South East Asia.  The Company has in July, 2011 restructured itself into a junior mining exploration company

At the moment, it intends to deploy Asian based capital to develop and acquire mining assets in North America and other favorable mining jurisdictions.

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the six-month period ended June 30, 2011 or during last two years.

Expenses

We incurred general and administrative expenses of $32,579 for the six-month period ended June 30, 2011, as compared to $31,394 for the same period in 2010, an increase of $1,185 or 3%.

Our management fees remained the same at $30,000 for the six-months ended June 30, 2011 as for last year.

We did not incur any consulting or professional fees during either quarter.

Liquidity and Capital Resources

As at June 30, 2011, we had cash of $3,518.

Cash Used in Operating Activities

Net cash used in operating activities was $91,710 for the six-month period ended June 30, 2011.  For the same period in 2010, there was net cash used of $57,760.  For the period from April 6, 1998 (inception) to June 30, 2011, net cash used in operating activities was $1,915,941.

Cash Used in Investing Activities

We did not incur any investment costs in the six-month period ended June 30, 2011 or June 30, 2010. Net cash used in investing activities was $454,954 for the period from April 6, 1998 (inception) to June 30, 2011.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the six months ended June 30, 2011. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

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

No stock was sold for valuable consideration during the six months ended June 30, 2011.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the six months ended June 30, 2011.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit
10.7	Claim Acquisition Agreement between Asia Properties, Inc. and Banroy Resources dated July 18, 2011
31.1	Certification of principal executive officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
99.1	Official Claims Certificate No. 87311 issued by the Province of Quebec, Canada dated June 22, 2100

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

By:

/s/ Daniel Mckinney

______________________________________
Daniel Mckinney
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

August 11, 2011