Form 10-Q
period 2011-09-30
ASIA PROPERTIES INC
filed 2011-11-21
CIK 1070789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51048

ASIA PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-0855301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
119 Commercial Street Suite 190-115, Bellingham Washington 98225	98225
(Address of principal executive offices)	(Zip Code)
(360) 392-2841
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of 11 November 2011, the issuer had  38,221,362  shares of common stock outstanding.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2011

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended  September 30, 2011 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

PART I

FINANCIAL INFORMATION

Asia Properties, Inc.
Balance Sheets

	September 30, 2011	December 31, 2010

Assets
Current:
Cash	$175	$342

Investment
Property rights	$625,000	$-

Total Assets	$625,175	$342

Current:
Other payables and accrued liabilities	$122,343	$25,441
Short term bank loans	46,481	59,263
Due to related parties	764,869	618,905

Total Current Liabilities	933,693	703,609

Long term liabilities
Long term loans	47,857	47,879

Stockholders' Equity (Deficit)

Common Stock, $0.001 par value; 200,000,000 shares authorized;
38,221,362 and 35,721,362 common shares issued and outstanding
at September 30, 2011 and December 31, 2010	11,948	9,448
Additional paid-in capital	3,077,980	2,565,480
Donated capital	345,000	345,000
Deficit accumulated during the development stage	(3,791,303)	(3,671,074)
Total Stockholders' Equity (Deficit)	(356,375)	(751,146)

Total Liabilities and Stockholders' Equity (Deficit)	$625,175	$342

See accompanying notes to the financial statements

Asia Properties, Inc.

Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September 30, 2011	For The Three Months Ended September 30, 2010

Revenue	$-	$-

Operating expenses
General and administrative	32,814	21,341
Management fees	15,000	15,000
Professional fees	-	-
Consulting	9,836	-
Total operating expenses	57,650	36,341

Loss from operations	(57,650)	(36,341)

Net loss	$(57,650)	$(36,341)

See accompanying notes to the unaudited consolidated financial statements.

Asia Properties, Inc.

Consolidated Statements of Operations
(Unaudited)

	For The Nine Months Ended September 30, 2011	For The Nine Months Ended September 30, 2010	For The Period From April 6, 1998 (Inception ) Through September 30, 2011

Revenue	$-	$-	$(46,342)

Operating expenses
General and administrative	65,393	52,735	1,809,473
Management fees	45,000	45,000	1,208,614
Professional fees	-	-	783,469
Consulting	9,836	45,000	145,082
Total operating expenses	120,229	142,735	3,946,638

Loss from operations	(120,229)	(142,735)	(3,992,980)

Interest income	-	-	3,294
Disposal of subsidiary	-	-	27,120
Gain on settlement of debt	-	-	178,307
Income taxes recovered	-	-	595
Write-down of property and equipment	-	-	(7,639)

Net loss	$(120,229)	$(142,735)	$(3,791,303)

Weighted average number of shares outstanding – basic and diluted	36,083,999	35,593,157
Net loss per share - basic and diluted	$(0.003)	$(0.004)

See accompanying notes to the unaudited consolidated financial statements.

Asia Properties, Inc.
Statements of Stockholders’ Deficit
From December 31, 2004 Through September 30, 2011

	Common Stock		Additional Paid In	Donated
	Number of	Amount	Capital	Capital	Deficit	Total
	shares	$	$	$	$	$
Balance December 31, 2004	7,519,028	7519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	50,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	600,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	45,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	350,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,050,000	1,050	523,950	-	-	525,000
Finders fee paid	-	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)

Balance, December 31, 2005	9,654,028	9,654	3,622,774	330,000	(2,312,773)	1,649,655

Option exercised for cash at $1.00 per share	40,000	40	39,960	-	-	40,000
Issued for cash at $1.00	105,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)

Balance December 31, 2006	9,799,028	9,799	3,767,629	345,000	(2,565,051)	1,557,377

Issued for cash at $1.00	55,000	55	54,945	-	-	55,000
Finders fee paid	2,750	3	2,747	-	-	2,750
4 for 1 split on 16 April	29,570,334	-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)

Balance December 31, 2007	39,427,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867

Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)

Balance December 31, 2008	35,723,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)

Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the period	-	-	-	-	(114,528)	(114,528)

Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)

Issued for services	350,000	350	52,150	-	-	52,500
Net loss for the period	-	-	-	-	(179,258)	(179,258)

Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,074)	(751,146)

Issued for properties at $0.05 per share	500,000	500	24,500	-	-	25,000
Issued for properties at $0.245 per share	2,000,000	2,000	488,000	-	-	490,000
Net loss for the period	-	-	-	-	(120,229)	(120,229)

Balance September 30, 2011	38,221,362	11,948	3,077,980	345,000	(3,791,303)	(356,375)

See accompanying notes to the unaudited consolidated financial statements.

Asia Properties, Inc.
Statements of Cash Flows

(Stated in US Dollars)

	For the 9 months ended 30 September 2011	For the year ended 31 December 2010	Cumulative total since inception
Cash flows used in operating activities
Net loss	(120,229)	(179,258)	(3,791,303)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,309
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Gain on disposal of subsidiary	-	-	-
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Shares issued for services rendered		52,500	808,776
Write down of investment to NRV	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(12,782)	(16,637)	34,882
Increase in prepaid expenses and deposits	-	-	-
Increase in payables and accruals	96,902	7,634	455,258
Net cash used in operating activities	(36,109)	(135,761)	(1,860,340)

Cash flow used in investing activities
Property rights acquired for resale	-	-	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of securities	-	-	(20,000)
Purchase of investment	(625,000)	-	(652,000)
Net cash used in investment activities	(625,000)	-	(1,079,954)

Cash flows from financing activities
Issuance of stock	515,000	-	1,921,600
Increase in long term loan	(22)	(9)	59,474
Advances from related party	145,964	132,484	959,413
Net cash provided by financing activities	660,942	132,475	2,940,469

Net increase/ (decrease) in cash	(167)	(43,286)	175
Cash, beginning of year	342	3,628	-
Cash, end of year	175	342	175
See accompanying notes to the financial statements.

Asia Properties, Inc.

Notes to the Financial Statements
September 30, 2011
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

Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The company had a net loss of $120,229 and had a working capital and stockholders’ deficit of $356,375 at September 30, 2011. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties' existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2011. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Related Party Transactions

For the nine months ended September 30, 2011, Asia Properties accrued $45,000 salary to its CEO.  As of September 30, 2011, Asia Properties owed its CEO $764,869 in expense reimbursements and unpaid salary.

Notes to the Financial Statements (continued)

4.	Shareholders’ Equity

The following table summarizes common stock issuances and retirements as of September 30, 2011:

		Common
	Number of Shares	Stock Amount

Balance as of December 31, 2008	39,411,362	$9,108
Shares cancelled	(40,000)	(10)

Balance as of December 31, 2009	35,371,362	$9,098
Shares issued for services	350,000	350

Balance as of December 31, 2010	35,721,362	$9,448

Shares issued for properties acquired	2,500,000	2,500

Balance as of September 30, 2011	38,221,362	11,948

a)	On August 30, 2011 the Company issued 2,000,000 shares for another fifty-three gold claims in Newfoundland, Canada.
b)	On July 18, 2011 the Company issued 500,000 shares for sixteen gold claims in Quebec, Canada.
c)	On April 10, 2010 the Company issued 350,000 shares for services rendered.
d)	On December 31, 2009 the Company cancelled 40,000 shares issued in 2005 for the Thailand land purchase as a result of the non-delivery of title.

5.	Commitments
The Company is committed to pay C$100,000 for fifty-three gold claims in Newfoundland, Canada that it acquired on August 30h 2011.

6.	Subsequent Events

The Company has engaged consultants to oversee mineral exploration work on its sixty-nine Canadian claim sites, namely Banroy and King’s Point.
The Company is also actively seeking to acquire mining properties in the Philippines and has signed a Non-disclosure agreement for 42,000 hectares of gold claims in Mindanao.

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the nine-month period ended September 30, 2011 or during last two years.

Expenses

We incurred general and administrative expenses of $65,393 for the nine-month period ended September 30, 2011, as compared to $52,735 for the same period in 2010, an increase of $12,658 or 24%.

Our management fees remained the same at $45,000 for the nine-months ended September 30, 2011 as for last year.

We did not incur any consulting or professional fees during either quarter.

Liquidity and Capital Resources

As at September 30, 2011, we had cash of $175.

Cash Used in Operating Activities

Net cash used in operating activities was $36,109 for the nine-month period ended September 30, 2011.  For the same period in 2010, there was net cash used of $43,662.  For the period from April 6, 1998 (inception) to September 30, 2011, net cash used in operating activities was $1,860,340.

Cash Used in Investing Activities

Net investing activities was $625,000 during the quarter under review and $1,079,954 for the period from April 6, 1998 (inception) to September 30, 2011.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the nine months ended September 30, 2011. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

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

No stock was sold for valuable consideration during the nine months ended September 30, 2011.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the nine months ended September 30, 2011.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit

10.7	Claim Acquisition Agreement between Asia Properties, Inc. and Banroy Resources dated July 18, 2011

31.1	Certification of principal executive officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Official Claims Certificate No. 87311 issued by the Province of Quebec, Canada dated September 22, 2100

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

By:

/s/ Daniel Mckinney
Daniel Mckinney
Chief Executive Officer

and

/s/ Gilbert Loke
Gilbert Loke
Chief Financial Officer)

November 21, 2011