Form 10-K
period 2011-12-31
ASIA PROPERTIES INC
filed 2013-06-19
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 000-51048

ASIA PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-0855301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

119, Commercial Street

Suite 190-115, Bellingham

Washington 98225

(Address of principal executive offices, including zip code.)

(360) 392-2841

(Registrant’s telephone number, including country code)

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ] NO [X]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by Checkmark whether the registrant is a Shell Company (as defined in Rule 126-2 of the Exchange Act. YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: As of December 31, 2011, the aggregate market value of the voting and non-voting common equity was $3,457,922 .

The number of shares outstanding of each of the issuer’s classes of common equity: As of December 31, 2011, there were 38,421,362 shares of Common Stock outstanding.

FORWARD LOOKING STATEMENT

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words “believe,” “expect,” “anticipate” or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that the Company will not complete its proposed Business Plan, that its management is adequate to carry out its Business Plan and that there will be adequate capital. Since the Company is a ‘penny stock’ company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to the Company.

2

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

The Company has one wholly owned subsidiary, Asia Properties (HK) Limited, registered in Hong Kong on November 7, 2007.

Industry

Asia Properties, Inc was established to seek opportunities to invest in real estate and develop resorts in South East Asia. We are now a junior mining and exploration company focused on gold and resources mining.

Our Planned Operations

We intend to acquire and develop gold mining claims as well as existing claims around the world as opportunities present themselves.

Website

We currently maintain a website at www.asiaprop.com.

Revenues

Currently we have no revenue generating assets.

Competition

We have numerous small and large mining competitors at present time.

Employees

We administer our business through consulting arrangements with our company’s officers, directors, other individuals and one full-time employee.

Consultants

During the year ended December 31, 2011, the Company spent $48,604 to hire geological and prospecting consultants.

Offices

We maintained two offices, one at 119 N. Commercial Street, Suite 190-115, Bellingham, Washington 98225, telephone number (360) 392-2841.

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

While we were incorporated in 1998, we have just initiated our current business operations. Therefore our current operating history cannot be used to determine our future success or failure. Our net loss since inception is $3,915,587. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to secure profitable business investments and opportunities. Based upon current plans, we expect to incur operating losses in the immediate future because we will be incurring expenses which will exceed our revenues. If we cannot generate a profit, we will have to suspend or cease operations and you will lose your investment.

2. We spent all of the proceeds from our private placement to maintain our business operations. If we can’t raise additional funds, we may be forced to curtail or cease future activities.

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

In particular, while the Chinese economy has transitioned from a planned economy to a market-oriented economy and the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. The government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Therefore, the Chinese government’s involvement in the economy could adversely affect our business operations, results of operations and financial condition.

9. The significant but uneven growth in the economy of China in the past 20 years could have an adverse effect on our business and results of operations.

The Chinese government has implemented various measures from time to time to control the rate of economic growth. Some of these measures benefit the overall economy of China, but may have a negative effect on us.

10. Government control of currency conversion and future movements in exchange rates may adversely affect the Company’s operations and financial results.

All of our transactions are substantially in currencies other than the U.S. dollar, including the Renminbi, Thai Baht, Philippine Peso and the Hongkong Dollar. A portion of such monies will be converted into other currencies to meet our foreign currency obligations. Foreign exchange transactions continue to be subject to significant foreign exchange controls in the countries we operate in and in China, require the approval of the State Administration of Foreign Exchange in China. The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the exchange rate of the Renminbi to the U.S. dollar has been stable since January 1, 1994, and the Chinese government has stated its intention to maintain the stability of the value of Renminbi.

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

Investment risks:

12. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares as penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

Risk Factors (continued)

13. Because we may issue additional shares of common stock in public offerings or private placements, your ownership interest in us may be diluted.

Because in the future we may issue shares of common stock to pay for services, to pay for equipment, or to raise money for our operations, your ownership interest may be diluted which results in your percentage of ownership in us decreasing.

14. Because of the ongoing US-led global economic downturn, our ability to significantly complete our business plan may not materialize.

The recent financial turmoil following from the Wall Street failures has made it very difficult for us to secure financing for our business ventures at this time. This will adversely affect our market capitalization and, therefore, the price of our shares. We plan to engage other similar projects when the viability to finance such projects returns.

15. Because our President and Chief Executive Office, Daniel McKinney, is our only employee at this time, any change in his status with our Company will negatively affect both the operations of our Company as well as our ability to secure funding in the future.

Any change in our sole employee, Daniel McKinney’s involvement with our Company may negatively affect our operations and our ability to execute our business plan. This may affect the value of shares in our Company.

ITEM 2. DESCRIPTION OF PROPERTY

The Company acquired the Banroy Gold Claim on 18 July, 2011, consisting of 16 claims covering an area of 677.52 hectares, being in La Pause Township, Quebec, Canada. On August 29, 2011, API entered into a definitive agreement to acquire the 1325 acre King’s Point, North Block Mining Concession, located in Newfoundland, Canada consisting of 53 claims.

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

PART II

ITEM 5. MARKET FOR REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-the-Counter Pink Sheets under the symbol “ASPZ”. As of December 31, 2011, we had approximately 90 shareholders on record. Presented below is the high and low bid information of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Common Stock
	High	Low
Fiscal Year Ending December 31, 2011
First Quarter	$0.07	$0.05
Second Quarter	$0.08	$0.03
Third Quarter	$0.25	$0.05
Fourth Quarter	$0.21	$0.05

Fiscal Year Ending December 31, 2010
First Quarter	$0.29	$0.15
Second Quarter	$0.28	$0.14
Third Quarter	$0.32	$0.10
Fourth Quarter	$0.20	$0.06

Fiscal Year Ending December 31, 2009
First Quarter	$0.10	$0.02
Second Quarter	$0.10	$0.04
Third Quarter	$0.10	$0.04
Fourth Quarter	$0.48	$0.07

We were given our trading symbol “ASPZ” to trade on the NASD OTC Pink Sheets in January, 1999. On December 31, 2011, the last price of our common stock as reported on the OTCQB was $0.05 per share.

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

ITEM 5. (continued)

Section 15(g) of the Securities Exchange Act of 1934

Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale.

Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Transfer agent

Our Transfer Agent is Transfer Online, Inc., 512 SE Salmon Street, Portland, OR 97214.

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

Our specific goal is to identify and secure profitable investment opportunities in mining claims.

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

Critical Accounting Policies and Estimates

We did not generate revenues from operations in 2011 or 2010. We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.

ITEM 6. (continued)

Liquidity and Capital Resources

We did not sell any common shares during 2011.

We are a development stage company and management has devoted considerable effort to find profitable investment opportunities. As of the date of this report, we have initiated operations, but have not generated any revenues. During the preceding year we acquired a number of gold mining claims in Canada and will continue to look into acquiring claims in Canada and the Philippines as opportunities arise.

We had a net loss of $244,512 for the year ended December 31, 2011. As of December 31, 2011, we had cash and total assets of $635,175 and total liabilities of $1,073,834. Our working capital and stockholders’ deficit was $438,659.

Results of Operations

We had no revenues in 2011 or 2010.

PART II

ITEM 7. FINANCIAL STATEMENTS.

Asia Properties, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Asia Properties, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Asia Properties, Inc., a development stage company, as of December 31, 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Asia Properties, Inc. as of December 31, 2010, were audited by other auditors whose report dated March 31, 2011, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Properties, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then-ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MJF & ASSOCIATES, APC

Los Angeles, California, United States of America
June 3, 2013

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

Your truly,

/s/ PARKER RANDALL CF
PARKER RANDALL CF (H.K.) CPA LIMITED
Certified Public Accountants
Hong Kong
March 31, 2011

Asia Properties, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

(Stated in US Dollars)

		2011	2010
	Note	US$	US$
Assets

Current
Cash and cash equivalents		10,175	342
Total current assets		10,175	342

Investments in mining claims		625,000	-

Total assets		635,175	342

Liabilities and stockholders’ equity

Current liabilities
Other payables and accrued liabilities		139,135	25,441
Short term loans		41,791	59,263
Amount due to related party	5	845,036	618,906
Total current liabilities		1,025,962	703,610

Long term liabilities
Long term loan		47,872	47,879

Stockholders’ equity (deficit)	8
Common Stock, $0.001 par value, 200,000,000 shares (38,421,362 and 35,721,362 common shares issued and outstanding at December 31, 2011 and 2010)		12,148	9,448
Additional paid - in capital		3,119,780	2,565,480
Donated capital		345,000	345,000
Deficit accumulated during the development stage		(3,915,587)	(3,671,075)
Total stockholders’ equity (deficit)		(438,659)	(751,147)

Total liabilities and stockholders’ equity		635,175	342

See accompanying notes to the financial statements.

Asia Properties, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH DECEMBER 31, 2011

(Stated in US Dollars)

		For the year ended		Cumulative Total Since
		December 31,		Inception
		2011	2010
	Note	US$	US$	US$

Revenue		-	-	(46,432)

Operating expenses
General and administrative expenses		87,908	68,259	1,831,988
Commission expenses		42,000	-	42,000
Management fees		60,000	60,000	1,223,614
Professional fees		6,000	6,000	789,469
Consulting fees		48,604	45,000	183,761
Total operating expenses		244,512	179,259	4,070,832

Loss from operations		(244,512)	(179,259)	(4,117,264)

Interest income		-	-	3,294

Gain on disposal of subsidiary		-	-	27,120
Gain on settlement of debt		-	-	178,307
Income taxes recovered	6	-	-	595
Write-down of property and equipment		-	-	(7,639)

Net Comprehensive loss		(244,512)	(179,259)	(3,915,587)

Weighted average number of shares:
Basic and diluted		38,421,362	35,721,362

Net loss per share – Basic and diluted		(0.01)	(0.01)

See accompanying notes to the financial statements.

Asia Properties, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

FROM DECEMBER 31, 2004 THROUGH DECEMBER 31, 2011

			Additional
	Common Stock		Paid in	Donated
	Number of	Amount	Capital	Capital	Deficit	Total
	shares	$	$	$	$	$

Balance December 31, 2004	7,519,028	7519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	50,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	600,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	45,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	350,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,050,000	1,050	523,950	-	-	525,000
Finders fee paid	-	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)

Balance, December 31, 2005	9,654,028	9,654	3,622,774	330,000	(2,312,773)	1,649,655

Option exercised for cash at $1.00 per share	40,000	40	39,960	-	-	40,000
Issued for cash at $1.00	105,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)

Balance December 31, 2006	9,799,028	9,799	3,767,629	345,000	(2,565,051)	1,557,377

Issued for cash at $1.00	55,000	55	54,945	-	-	55,000
Finders fee paid	2,750	3	2,747	-	-	2,750
4 for 1 split on 16 April	29,570,334	-	-	-	-	-
Shares cancelled on 24 October 2007	(312,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)

Balance December 31, 2007	39,115,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867

Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)

Balance December 31, 2008	35,411,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)

Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the year	-	-	-	-	(114,528)	(114,528)

Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)

Issued for services	350,000	350	52,150	-	-	52,500
Net comprehensive loss for the year	-	-	-	-	(179,259)	(179,259)

Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,075)	(751,147)

Issued for properties at $0.05 per share	500,000	500	24,500	-	-	25,000
Issued for properties at $0.245 per share	2,000,000	2,000	488,000	-	-	490,000
Issued for commission at $0.21 per share	200,000	200	41,800	-	-	42,000
Net comprehensive loss for the year	-	-	-	-	(244,512)	(244,512)

Balance December 31, 2011	38,421,362	12,148	3,119,780	345,000	(3,915,587)	(438,659)

See accompanying notes to the unaudited consolidated financial statements

ASIA PROPERTIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH DECEMBER 31, 2011

(Stated in US Dollars)

	For the year ended 31 December,		Cumulative total
	2011	2010	since inception
	US$	US$	US$
Cash flows used in operating activities
Net loss	(244,512)	(179,259)	(3,915,587)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,310
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Gain on disposal of subsidiary	-	-
Investments in mining claims acquired	(625,000)	-	(652,000)
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Shares issued for investments acquired	2,500		2,500
Shares issued for services received	200	350	756,826
Additional paid-in-capital realized on shares issued	554,300	52,150	606,450
Write down of investment to NRV	-	-	37,400
Write down of property and equipment	-	-	7639
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(17,472)	(16,637)	30,192
Increase/ (decrease) in due to related parties	226,130	132,484	1,039,579
Increase in payables and accruals	113,694	7,635	472,050
Net cash used in operating activities	9,840	(3,277)	(1,027,942)

Cash flow used in investing activities
Property rights acquired for resale	-	-	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of securities	-	-	(20,000)

ASIA PROPERTIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH DECEMBER 31, 2011

(Stated in US Dollars)

	For the year ended 31 December,		Cumulative total
	2011	2010	since inception
	US$	US$	US$
Cash flow used in investing activities (Continued)
Purchase of investment	-	-
Net cash used in investment activities	-	-	(427,954)

Cash flows from financing activities
Issuance of stock	-	-	1,406,600
Payments made on long term loan	(7)	(9)	59,471.00
Advances from related party	-	-
Net cash used in financing activities	(7)	(9)	1,466,071

Net increase/ (decrease) in cash	9,833	(3,286)	10,175
Cash, beginning of year	342	3,628	-
Cash, end of year	10,175	342	10,175

Cash paid for interest	10,292	12,929	54,665

See accompanying notes to the financial statements.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

1. Summary of Significant Accounting Policies

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

Concentration of Credit Risk

Financial instruments that may subject the Company to concentrations of credit risks consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents are held in safekeeping by certain large creditworthy financial institutions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or loss to be cash equivalents. At December 31, 2011 and 2010, the company had $10,175 and $342 in cash equivalents respectively.

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

2. Organization, Development Stage and Going Concern

Asia Properties, Inc. was incorporated in Nevada, the United States of America on April 6, 1998.

The management intends to acquire and develop mining resources around the world.

Two claim areas have been acquired in Canada and geological exploration activities have begun, but the Company has not generated revenues to date.

The Company had a net loss of $244,512 for the year ended December 31, 2011, an accumulated deficit of $3,915,587 and working capital and stockholders’ deficits of $438,659 at December 31, 2011.

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

The Company did not have any hedging activities during the reporting period

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Recent Accounting Pronouncements (continued)

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the application of existing fair value measurement requirements, in addition to other amendments that change principles or requirements for measuring fair value and for disclosing information about fair value measurements.

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

None of the above new pronouncements has current application to the Group, but may be applicable to the Company’s future financial reporting. Lastly, new pronouncements issued but not effective until after December 31, 2012, are not expected to have a material impact on our financial position, results of operations or liquidity.

3. Property Rights

During 2011, the Company has acquired several gold mining claims in Canada and is looking to acquire more claims in Canada and the USA.

4. Related Party Transactions

a) In 2011 and 2010, the Company accrued salary of $60,000 per year to the Chief Executive Officer

b) As of December 31, 2011 and 2010, the Company owed its CEO $845,036 and $618,906 as expense reimbursements and unpaid salary.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

5. Income Taxes

The Company computes deferred tax assets arising from net operating loss carry forwards. These deferred tax assets are reduced by a valuation allowance to the extent that it is deemed more likely than not that these assets will not be realized through future taxable income. As of December 31, 2011, any available deferred tax asset arising from the Company’s net operating loss carry forwards has been eliminated by a full valuation allowance. At December 31, 2011, the Company had a net operating loss carry-forward of approximately $3,600,000 expiring ranging from 2017 through 2028. The resulting deferred tax asset is fully reserved. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382.

6. Common Stock

The following table summarizes common stock issuances and retirements as of December 31, 2011:

	Number of Shares	Common Stock Amount

Balance as of December 31, 2008	39,411,362	$9,108
Shares cancelled	(40,000)	(10)

Balance as of December 31, 2009	35,371,362	$9,098
Shares issued for services	350,000	350

Balance as of December 31, 2010	35,721,362	$9,448
Shares issued for properties acquired	2,500,000	2,500
Shares issued for services	200,000	200

Balance as of December 31, 2011	38,421,362	$12,148

a)	On October 6, 2011 the Company issued 200,000 shares for commission on services rendered.

b)	On July 18 and August 30, 2011 the Company issued 500,000 and 2,000,000 common shares with an estimated fair value of $515,000 as consideration for mining claims acquired in Canada.

c)	On April 10, 2010 the Company issued 350,000 shares for services rendered.

d)	On December 31, 2009 the Company cancelled the remaining 40,000 shares issued in 2005 for the Thailand land purchase as a result of the non-delivery of title.

e)	On December 31, 2008 as a result of non-delivery of good title, the Company cancelled 3,940,000 shares issued in 2005 for the Thailand land purchase.

f)	On June 12, 2008 the Company sold 125,000 common shares for cash proceeds of $25,000 and issued 6,250 common shares as a finders fees.

g)	On March 5, 2008 the Company sold 100,000 common shares for cash proceeds of $20,000 and issued 5,000 common shares as finders fees.

h)	On October 24, 2007 the Company cancelled 312,000 shares.

i)	On April 16, 2007 the authorized capital of the Company was increased by means of a 4 for 1 share split from 50,000,000 common shares with a par value of $0.001 each to 200,000,000 shares

j)	On April 16, 2007 the Company paid a stock dividend of three common shares for every common share issued and outstanding.

k)	On March 10, 2007 the Company sold 25,000 common shares for cash proceeds of $20,000 and issued 2,750 common shares as finders fees.

l)	On March 2, 2007 the Company sold 30,000 common shares for cash proceeds of $30,000.

m)	Between July and September of 2005, the Company issued 995,000 common shares with an estimated fair value of $1,360,000 to purchase 57 plots of land in Baan Naiyang, Phuket, Thailand.

n)	Between April and June 2005 the Company issued 10,000 and 30,000 common shares with an estimated fair value of $2,600 and $7,800 as fees to a consultant and a director respectively.

8. Commitments and contingencies

For the year ended December 31, 2011 the Company is committed to pay $100,000 as consideration for the acquisition of mining claims in Canada.

9. Subsequent Events

The Company signed a Memorandum of Understanding “MOU” on April 4, 2013 with Wonderland Limited, which has a contract to provide mining services for the Siu Kiu Mine Peru. The term of the MOU is for 90 days and both parties are now conducting due diligence.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Parker Randall CF (H.K.) CPA Limited was appointed our independent accountants in April 2010. On June 26, 2011, MJF & Associates APC, was appointed as our independent accountants in replacement of the predecessor accountant, Parker Randall CF (H.K.).

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of management, including its Chief Executive Officer/Chief Financial Officer, who is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, such persons conducted an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures.

Based on this evaluation and subject to the foregoing, the Company’s Chief Executive Officer/Chief Financial Officer concluded that these controls are not effective because there is a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over reporting such that there is a reasonable possibility that that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is that all of the Company’s accounting functions, including the preparation of audit and financial statements are carried out and reviewed by our Chief Executive Officer/Chief Financial Officer. The Company does not have a separate audit committee at this time. The lack of accounting staff results in a lack of segregation of duties and technical accounting experience necessary for an effective internal control system.

The Company recognizes the importance of internal controls. As the Company is currently a development stage company with limited ongoing financial operations, in an effort to mitigate this material weakness to the fullest extent possible, at present the Chief Executive Officer reviews the Company’s financial information and reports for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it will be immediately implemented. As the Company grows in size and as its finances allow, management will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our financial consultant.

Management’s Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management certifies that this report is complete, that this report complies with all relevant regulatory requirements, and that our internal control over financial reporting is not effective, as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2011, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, please note the discussion above.

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

The names, addresses, ages and positions of our present officers and directors is as follows:

Name and Address	Age	Position Held

Daniel McKinney Two Exchange Square, 8/fl 8 Connaught Place, Central, Hong Kong	52	President and Chief Executive Officer

Geoff Armstrong 27/93 Sokolovska, Prague 18600 Czech Republic	70	Secretary, and member of the board of directors

Dennis Burns INVest Train PO Box 362, Tiffin, OH 44883	50	Investor relations

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

From 2004 to 2006, served as a director of Savoy Resources Corp, a publicly traded mining company. Director and CEO of Sino Bioenergy Corp from 2006 to now.

Mr. McKinney studied in the Hong Kong International School and read Chemistry and Biology at Houston Baptist University.

He speaks Cantonese, Thai, and some Portuguese.

Geoff Armstrong

Secretary and Director

Geoff Armstrong has been our secretary since March 2003.

Gilbert Loke

Chief Financial Officer

Mr Loke, appointed to his position in 2010, has substantial accounting and business experience in Malaysia, HongKong and China. Mr. Loke resigned on 28 March 2012.

Conflicts of Interest

There are no potential conflicts of interest.

ITEM 9. (continued)

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

Executive Officer Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
And				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Daniel McKinney	2011	60,000	0	0	0	0	0	0	60,000
President & Chief Executive Officer	2010	60,000	0	0	0	0	0	0	60,000

Geoff Armstrong	2011	0	0	0	0	0	0	0	0
Secretary	2010	0	0	45,000	0	0	0	0	45,000

Gilbert Loke	2011	0	0	0	0	0	0	0	0
Chief Financial Officer	2010	0	0	0	0	0	0	0	0

Compensation of Directors

There are no contractual arrangements with any member of the board of directors. They have no director’s service contracts and are not compensated for their services as directors. On September 30, 1998, Asia Properties, Inc. authorized a stock option plan known as the “Asia Properties, Inc. Stock Option Plan”. Awards are not restricted to any specified form or structure and may include, without limitation, sales or Stock and Derivative securities. The aggregate number of shares of stock which may be purchased pursuant to the plan is 1,000,000 shares. No award holder has any rights as a stockholder prior to the date of issuance to him of a certificate or certificates for such shares. The Board may amend, suspend or discontinue the plan anytime. The plan is intended to comply with Rule 16b-3 promulgated by the Securities and Exchange Commission under the exchange Act and is subject to all applicable federal and state laws, rules and regulations and to approvals by relevant government or regulatory agencies. There were no stock options issued and outstanding as of December 31, 2011.

Director’s Compensation Table

		Fees				Nonqualified
		Earned or			Non-Equity	Deferred
		Paid in	Stock	Option	Incentive Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Daniel McKinney	2011	60,000	0	0	0	0	0	60,000
	2010	60,000	0	0	0	0	0	60,000

Geoff Armstrong	2011	0	0	0	0	0	0	45,000
	2010	0	0	0	0	0	0	0

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada. Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

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

	As of December 31, 2011
Name and Address of Beneficial Owner	Shares(1)	Percent

Named Executive Officers and Directors

Daniel Mckinney Two Exchange Square, 8/fl 8 Connaught Place, Central, Hong Kong	72,000	0.2%

Geoffrey Armstrong 27/93 Sokolovska, Prague 18600 Czech Republic	540,000	1.4%

Directors and Executive Officers as a Group (Two Persons)	612,000	1.6%

Beneficial Owners of in Excess of 5% (other than Named Executive Officers and Directors)

Cede & Co 55 Water Street FRNT 3 NY10041	13,194,765	34.5%

Indian Ocean Management Limited Cyber Tower, Ebene Reduit Mauritius	3,200,000	8.4%

Mastermind Group Limited 9374 Sc 7th Avenue Road Ocala, FL 34480, USA	2,750,000	7.2%

TD Ameritrade, Inc Cage 1005 North Ameritrade Place Belleview, NE 68005	1,917,000	5.0%

CS Harborne c/o Dieterich and Associates 11835 W Olympic Boulevard, Suite 1235E Los Angeles, CA 90064	3,409,984	8.9%

Lim Ah Swee TWO IFC, 39th floor, 8 Finance Street Hong Kong	2,800,000	7.3%

Wong Kin Wang c/o 188 Connaught Road 18/fl, Central Hongkong	2,400,000	6.3%

[1] The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

Changes in Control

There are no arrangements or known persons who may result in a change of control of Asia Properties, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

During the year ended December 31, 2011, the Company accrued a total of $60,000 as salary to the Company’s CEO. As of December 31, 2011, the Company owed the CEO $845,036 as expense reimbursements and unpaid salary.

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

2011	$5,000	JTC MJF & Associates, APC
2010	$6,000	JTC Parker Randall CF (H.K.) CPA Limited

(2) Audit-Related Fees

The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2011	$0	MJFMJF & Associates, APC
2010	$0	Parker Randall CF (H.K.) CPA Limited

(3) Tax Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	Parker Randall CF (H.K.) CPA Limited
2010	$0	Parker Randall CF (H.K.) CPA Limited

(4) All Other Fees

The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	Parker Randall CF (H.K.) CPA Limited
2010	$0	Parker Randall CF (H.K.) CPA Limited

(5) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES and Reports on form 8-K

No reports on Form 8-K have been filed

Exhibit No.	Document Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen Stock Certificate(1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference. Filed pursuant to Form 10-SB Registration Statement filed November 26, 2004.

* Filed Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

By:	/s/ Daniel McKinney
Daniel McKinney
President and Chief Executive Officer

Date: 19 June 2013

