Form 10-Q
period 2012-03-31
ASIA PROPERTIES INC
filed 2014-08-25
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51048

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 20, 2014, the issuer had 41,921,362 shares of common stock outstanding.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2012

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2012 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED MARCH 31, 2012

Page
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	F-1

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	F-1

Consolidated Statements of Comprehensive Loss for the three month periods ended March 31, 2012 and 2011 and for the period from inception through March 31, 2012	F-2

Consolidated Statements of Stockholders’ Deficit for the period from December 31, 2004 through March 31, 2012	F-3

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011 and for the period from April 6, 1998 (Inception) through March 31, 2012	F-4

Selected notes to consolidated financial statements	F-5 - F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	5

Item 4. Controls and Procedures	5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	6

Item 2. Unregistered Sales of Equity Securities and Proceeds	6

Item 3. Default upon Senior securities	6

Item 4. Submission of Matters to a Vote of Security Holders	6

Item 5. Other Information	6

Item 6. Exhibits	6

3

PART I

FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCES SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	(Unaudited) March 31, 2012	December 31, 2011

Assets

Current
Cash	$893	$10,175
Total Current Assets	893	10,175

Investments in mining claims	625,000	625,000

Total Assets	$625,893	$635,175

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	126,977	129,135
Line of Credit	47,854	47,872
Short Term Loans	36,575	41,791
Due to Related Party	884,311	855,036
Total Current liabilities	$1,095,717	$1,073,834

Stockholders’ Deficit
Common stock, $0.001 par value, 200,000,000 shares 38,421,362 issued and outstanding at March 31, 2012 and December 31, 2011	12,148	12,148
Additional paid in capital	3,119,780	3,119,780
Donated Capital	345,000	345,000
Deficit accumulated during the development stage	(3,946,752)	(3,915,587)
	(469,824)	(438,659)

Total Liabilities and Stockholders’ Deficit	$625,893	$635,175

See accompanying notes to the unaudited consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND FOR THE PERIOD
FROM APRIL 6, 1998 (INCEPTION THROUGH MARCH 31, 2012

	Note	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	For the Period From April 6, 1998 (Inception) Through March 31, 2012
Revenue				$(46,432)

Operating expenses
General and administrative expenses		16,165	17,957	1,848,153
Commission expenses				42,000
Management fees	4	15,000	15,000	1,238,614
Professional fees				789,469
Consulting fees				183,761
Total operating expenses		31,165	32,957	4,101,997

Loss from operations		(31,165)	(32,957)	(4,148,429)

Interest income		-	-	3,294
Gain on disposal of subsidiary		-	-	27,120
Gain on settlement of debt		-	-	178,307
Income taxes recovered	5	-	-	595
Write-down of property and equipment		-	-	(7,639)
Net comprehensive loss		$(31,165)	$(32,957)	$(3,946,752)

Weighted average number of shares:
Basic and diluted		38,421,362	35,371,362
Net loss per share – Basic and diluted		$(0.0008)	$(0.009)

See accompanying notes to the unaudited consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FROM DECEMBER 31, 2004 THROUGH MARCH 31, 2012

			Additional
	Common Stock		Paid In	Donated
	Number of	Amount	Capital	Capital	Deficit	Total
	shares	$	$	$	$	$
Balance December 31, 2004	30,076,112	7,519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	160,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	200,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	2,400,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	180,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,400,000	1,050	523,950	-	-	525,000
Finders fee paid	4,200,000	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)

Balance, December 31, 2005	38,616,112	9,654	3,622,774	330,000	(2,312,773)	1,649,655

Option exercised for cash at $1.00 per share	160,000	40	39,960	-	-	40,000
Issued for cash at $1.00	420,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)

Balance December 31, 2006	39,196,112	9,799	3,767,629	345,000	(2,565,051)	1,557,377

Issued for cash at $1.00	220,000	55	54,945	-	-	55,000
Finders fee paid	11,000	3	2,747	-	-	2,750
4 for 1 split on 16 April		-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)

Balance December 31, 2007	39,115,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867

Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)

Balance December 31, 2008	35,411,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)

Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the period	-	-	-	-	(114,528)	(114,528)

Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)

Issued for services	350,000	350	52,150	-	-	52,500
Net loss for the period	-	-	-	-	(179,258)	(179,258)

Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,074)	(751,146)

Net loss for the period	-	-	-	-	(32,957)	(32,957)
Issued for properties at $0.05 per share	500,000	500	24,500	-	-	25,000
Issued for properties at $0.245 per share	2,000,000	2,000	488,000	-	-	490,000
Issued for commission at $0.21 per share	200,000	200	41,800	-	-	42,000
Net comprehensive loss for the year	-	-	-	-	(244,512)	(244,512)

Balance December 31, 2011	38,421,362	12,148	3,119,780	345,000	(3,915,587)	(438,659)

Net loss for the quarter					(31,165)	(31,165)

Balance March 31, 2012	38,421,362	12,148	3,119,780	345,000	(3,946,752)	(469,224)

See accompanying notes to the unaudited consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND FOR THE PERIOD
FROM APRIL 6, 1998 (INCEPTION THROUGH MARCH 31, 2012

	For the Three Months Ended 31 March 2012	For the Three Months Ended 31 March 2011	Cumulative for The Period from April 6, 1998 (Inception) Through March 31, 2012
Cash flows from operating activities
Net loss	(31,165)	(32,957)	(3,946,752)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,310
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Gain on disposal of subsidiary	-	-	0
Investments in mining claims acquired	-	-	(652,000)
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Shares issued for investments acquired	-	-	2,500
Shares issued for services received	-	-	756,826
Additional paid-in-capital realized on shares issued	-	-	606,450
Write down of investment to net realizable value	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(5,216)	(4,067)	24,976
Increase/ (decrease) in due to related parties	29,277	54,904	1,068,856
Increase in payables and accruals	(2,158)	(17,358)	469,892
Net cash (used in) provided by operating activities	(9,262)	522	(1,037,204)

Cash flow used in investing activities
Property rights acquired for resale	-	-	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of investment	-	-	(20,000)
Net cash used in investment activities	-	-	(427,954)

Cash flows from financing activities
Issuance of stock	-	-	1,406,600
Wells Fargo Business Line	1,522	-	1,522
Payments made on long term loan	(1,542)	(18)	57,929
Net cash (used in) provided by financing activities	(20)	(18)	1,466,051

Net increase/ (decrease) in cash	(9,282)	504	893
Cash and Cash Equivalents, beginning of period	10,175	342	-
Cash and Cash Equivalents, end of period	$893	846	$893
Cash paid for interest	$-	$10,292	$-

See accompanying notes to the unaudited consolidated financial statements.

Asia Properties, Inc.

Notes to the Financial Statements

March 31, 2012

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Asia Properties, Inc. (the “Company” or “Asia Properties”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Asia Properties’ Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the form 10-KSB have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of Asia Properties Inc. and its 100% owned subsidiary, Asia Properties (HK) Limited that was registered in Hong Kong on November 7, 2007 , after elimination of all significant inter-company accounts and transactions.

2 .

Going Concern

Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The Company had a net loss of $31,165 and had a negative working capital of ($1,094,824) and stockholders’ deficit of $469,824 at March 31, 2012. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties’ existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2012. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.

Mining Claims

The Company acquired the Banroy Gold Claim on July 18, 2011, consisting of 16 claims covering an area of 677.52 hectares, being valid for 2 years until June 22, 2013 in La Pause Township, Quebec, Canada.

On August 29, 2011, The Company entered into a definitive agreement to acquire the 1325 acre King’s Point, North Block Mining Concession, located in Newfoundland, Canada consisting of 53 claims.

4.

Short-term Loan

The Company borrowed from Capital One $50,000 in February 2008. Required monthly payments are $1,739. As at March 31, 2012, the loan balance owed to Capital One was $36,575 (2011 - $41,791).

5.

Related Party Transactions

For the three months ended March 31, 2012, Asia Properties accrued $15,000 for management fees to an officer and director of the Company. As of March 31, 2012, Asia Properties owed $884,311 in expense reimbursements, management fees and a note payable in the amount of $10,000 bearing an interest rate of 2% per month to the officer and director of the Company.

6.	Line of Credit The Company has a revolving business line of credit payable to Wells Fargo Bank. As at March 31, 2012, $49,906 (2011 - $47,872) was due to Wells Fargo Bank.

7.	Commitments

The Company is committed to pay $100,000 towards mining exploration during the tenure of the King’s Point mining claim option as consideration for the acquisition of mining claims in Canada. The option for this claim was terminated September 26, 2013

The Company rents an office in Bellingham Washington and an office in Hong Kong each costs $100 per month for rental.

On December 30, 2011, included in Due to Related Party is a promissory note for a total of $10,000 bearing an interest rate of 2% per month.

8.	Subsequent Events

The Company dropped its option for the King’s Point Claim in October 2013.

The Company renewed its Banroy Claims in June 2013 for an additional two years, until June 2015. In order to complete the extension process, the Company is required to have its work program report verified and approved by a Quebec listed geologist. The Company is currently seeking such a geologist. It should be noted that there is no assurance that the extension to the claims the company owns will be successfully developed. In addition, the claims are subject to extensions being granted by the local government where the claims reside, there is no assurances that those extensions being the original agreed upon term will be extended. However, management is not aware of anything preventing such extensions from being granted.

9.	Comparative Figures

Prior year’s comparatives have been reclassified to conform to current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Asia Properties, Inc. was originally established to seek opportunities to invest in real estate and develop resorts in South East Asia. The Company has on July 1, 2011 restructured itself into a junior mining exploration company.

At the moment, it intends to deploy Asian based capital to develop and acquire mining assets in North America and other favorable mining jurisdictions.

The Company is highly leveraged and expects to be able to capitalize on suitable possibilities when identified.

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the three-month period ended March 31, 2012 or during last two years.

Expenses

We incurred general and administrative expenses of $16,165 for the three-month period ended March 31, 2012, as compared to $17,957 for the same period in 2011, a decrease of $1,792 or 9%.

Our management fees remained the same at $15,000 for the three-months ended March 31, 2012 as for last year.

We did not incur any consulting or professional fees during either quarter.

Liquidity and Capital Resources

As at March 31, 2012, we had cash of $893.

Cash Used in Operating Activities

Net cash used in operating activities was $9,262 for the three-month period ended March 31, 2012. For the same period in 2011, there was net cash provided of $9,840. For the period from April 6, 1998 (inception) to March 31, 2012, net cash used in operating activities was $1,037.204.

Cash Used in Investing Activities

We did not incur any investment costs in the three-month period ended March 31, 2012 or March 31, 2011. Net cash used in investing activities was $427,954 for the period from April 6, 1998 (inception) to March 31, 2012.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the three months ended March 31, 2012. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

4

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

5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold for valuable consideration during the three months ended March 31, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three months ended March 31, 2012.

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

* Filed herewith.

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

By:	/s/ Daniel Mckinney
Daniel Mckinney
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: August 25, 2014

7