Form 10-Q
period 2012-06-30
ASIA PROPERTIES INC
filed 2014-08-25
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2012

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2012 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED JUNE 30, 2012

Page
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	F-1

Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	F-1

Consolidated Statements of Comprehensive Loss for the three and six month periods ended June 30, 2012 and 2011 and for the period from inception through June 30, 2012	F-2

Consolidated Statements of Stockholders’ Deficit for the period from December 31, 2004 through June 30, 2012	F-4

Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2012 and 2011 and for the period from April 6, 1998 (Inception) through June 30, 2012	F-5

Selected notes to consolidated financial statements	F-7 - F-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	5

Item 4. Controls and Procedures	5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	6

Item 2. Unregistered Sales of Equity Securities and Proceeds	6

Item 3. Default upon Senior securities	6

Item 4. Submission of Matters to a Vote of Security Holders	6

Item 5. Other Information	6

Item 6. Exhibits	6

3

PART I

FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	Dec 31, 2011

Assets

Current
Cash and cash equivalents	$1,040	$10,175
Total Current Assets	1,040	10,175

Due from related party	-	-
Investments	625,000	625,000

Total Assets	$626,040	$635,175

Liabilities and Stockholder’s equity

Current liabilities
Other payables and accrued liabilities	$138,300	$129,135
Line of Credit	49,862	47,872
Short Term Loans	31,359	41,791
Amount due to Related Parties	902,068	855,036
Total Current liabilities	1,121,589	1,073,834

Stockholders’ Deficit
Common stock, $0.001 par value, 200,000,000 shares 38,421,362 issued and outstanding at June 30, 2012 and December 31, 2011	12,148	12,148
Additional paid in capital	3,119,780	3,119,780
Donated Capital	345,000	345,000
Deficit accumulated during the development stage	(3,972,477)	(3,915,587)
	(495,549)	(438,659)

Total liabilities and stockholders’ deficit	$626,040	$635,175

See accompanying notes to the financial statements

ASIA PROPERTIES, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

	For the three months ended June 30, 2012	For the three months ended June 30, 2011

Revenue	$-	$-
Operating expenses
General and administrative expenses	10,425	14,622
Commission expenses
Management fees	15,000	15,000
Professional fees	298
Consulting fees
Total operating expenses	25,723	29,622

Loss from operations	(25,723)	(29,622)
Interest income	-	-
Gain on disposal of subsidiary	-	-
Gain on settlement of debt	-	-
Income taxes recovered	-	-
Write-down of property and equipment	-	-
Net comprehensive loss	$(25,723)	$(29,622)

See accompanying notes to the financial statements

ASIA PROPERTIES, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	For the Six Months Ended June 30, 2012		For the Six Months Ended June 30, 2011		For the Period April 6, 1998 (Inception) Through June 30, 2012
Revenue	$		$			$(46,432)
Operating expenses
General and administrative		26,591		32,579		1,858,580
Commission Expenses		-		-		42,000
Management Fees		30,000		30,000		1,253,614
Professional Fees		297		-		789,766
Consulting		-				183,761
Total operating expenses		56,888		62,579		4,127,720
Loss from operations		(56,888)		(62,579)		(4,174,152)
Interest income		-		-		3,294
Disposal of subsidiary		-		-		27,120
Gain on settlement of debt		-		-		178,307
Income taxes recovered		-		-		595
Write-down of property and equipment		-		-		(7,639)

Net Comprehensive Loss		$(56,888)		$(62,579)		$(3,972,475)
Weighted average number of shares outstanding -basic and diluted		38,421,362		35,527,992

basic and diluted loss per share		$(0.0015)		$(0.0018)	$

See accompanying notes to the financial statements

ASIA PROPERTIES, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FROM DECEMBER 31, 2004 THROUGH JUNE 30, 2012

			Additional
	Common Stock		Paid In	Donated
	Number of	Amount	Capital	Capital	Deficit	Total
	shares	$	$	$	$	$
Balance December 31, 2004	30,076,112	7,519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	160,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	200,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	2,400,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	180,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,400,000	1,050	523,950	-	-	525,000
Finders fee paid	4,200,000	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)

Balance, December 31, 2005	38,616,112	9,654	3,622,774	330,000	(2,312,773)	1,649,655

Option exercised for cash at $1.00 per share	160,000	40	39,960	-	-	40,000
Issued for cash at $1.00	420,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)

Balance December 31, 2006	39,196,112	9,799	3,767,629	345,000	(2,565,051)	1,557,377

Issued for cash at $1.00	220,000	55	54,945	-	-	55,000
Finders fee paid	11,000	3	2,747	-	-	2,750
4 for 1 split on 16 April		-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)

Balance December 31, 2007	39,115,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867

Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)

Balance December 31, 2008	35,411,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)

Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the period	-	-	-	-	(114,528)	(114,528)

Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)

Issued for services	350,000	350	52,150	-	-	52,500
Net loss for the period	-	-	-	-	(179,258)	(179,258)

Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,074)	(751,146)

Net loss for the period	-	-	-	-	(32,957)	(32,957)
Issued for properties at $0.05 per share	500,000	500	24,500	-	-	25,000
Issued for properties at $0.245 per share	2,000,000	2,000	488,000	-	-	490,000
Issued for commission at $0.21 per share	200,000	200	41,800	-	-	42,000
Net comprehensive loss for the year	-	-	-	-	(244,512)	(244,512)
Balance December 31, 2011	38,421,362	12,148	3,119,780	345,000	(3,915,587)	(438,659)
Net loss for the quarter					(31,165)	(31,165)
Balance March 31, 2012	38,421,362	12,148	3,119,780	345,000	(3,946,752)	(469,224)

Net loss for the quarter					(25,723)	(25,723)

Balance June 30, 2012	38,421,362	12,148	3,119,780	345,000	(3,972,475)	(494,348)

See accompanying notes to the financial statements

ASIA PROPERTIES, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

	For The Three Months Ended June 30, 2012	For The Three Months Ended June 30, 2011

Cash flows used in operating activities
Net loss	$(25,723)	$(29,622)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-
Cancellation of shares issued for property rights	-	-
Deferred assets amortized	-	-
Depreciation	-	-
Donated management services	-	-
Gain on settlement of debt	-	-
Gain on disposal of subsidiary	-	-
Investments in mining claims acquired	-	-
Investment written off	-	-
Property rights written off	-	-
Shares issued for investments acquired	-	-
Shares issued for services received	-	-
Additional paid-in-capital realized on shares issued	-	-
Write down of investment to net realizable value	-	-
Write down of property and equipment	-	-
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(5,216)	(4,416)
Increase/ (decrease) in due to related parties	18,683	39,986
(Decrease) Increase in accounts payable and accrued liabilities	11,321	(3,290)
Net cash used in operating activities	$(935)	$2,658

Cash flow used in investing activities
Property rights acquired for resale	-	-
Increase in deferred assets	-	-
Cash flow used in investing activities (Continued)	-	-
Purchase of property and equipment	-	-
Purchase of investment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Issuance of stock	-	-
Wells Fargo Business Line	1,585	-
Payments made on long term loan	(503)	14
Advances from related party	-	-
Net cash provided by (used in) financing activities	1,082	14

Net increase/ (decrease) in cash	$147	$2,644
Cash, beginning of period	$893	$846
Cash, end of period	$1,040	$3,518

See accompanying notes to the financial statements

ASIA PROPERTIES, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	For the Six months ended 30 June 2012	For the Six months ended 30 June 2011	Cumulative total since inception

Cash flows used in operating activities
Net loss	$(55,688)	(62,579)	$(3,972,475)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,310
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Gain on disposal of subsidiary	-	-	-
Investments in mining claims acquired	-	-	(652,000)
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Shares issued for investments acquired	-	-	2,500
Shares issued for services received	-	-	756,826
Additional paid-in-capital realized on shares issued	-	-	606,450
Write down of investment to net realizable value	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(10,432)	(8,483)	19,760
Increase/ (decrease) in due to related parties	47,960	94,890	1,087,539
Increase in payables and accruals	9,163	(20,648)	481,213
Net cash used in operating activities	(11,126)	3,180	(1,038,139)

Cash flow used in investing activities
Property rights acquired for resale	-	-	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of investment	-	-	(20,000)
Net cash used in investment activities	-	-	(427,954)

Cash flows from financing activities
Issuance of stock	-	-	1,406,600
Wells Fargo Business Line	3,107	-	3,107
Payments made on long term loan	(2,045)	(4)	57,426
Net cash used in financing activities	1,062	(4)	1,467,133

Net increase/ (decrease) in cash	$(9,135)	$3,176	1,040
Cash, beginning of period	$10,175	$342
Cash, end of period	$1,040	$3,518	1,040

See accompanying notes to the financial statements

Asia Properties, Inc.

Notes to the Financial Statements

June 30, 2012

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

Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The Company had a net loss of $56,888 and had a negative working capital ($1,120,549) and stockholders’ deficit of $495,549 at June 30, 2012. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties’ existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2012. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.	Related Party Transactions

For the six months ended June 30, 2012, Asia Properties accrued $30,000 salary to its CEO. As of June 30, 2012, Asia Properties owed its CEO $902,068 in expense reimbursements, management fees and a note payable in the amount of $10,000 (2011 - $845,036) bearing an interest at 2% per month.

5.	Short-term Loan

The Company borrowed from Capital One $50,000 in February 2008. Required monthly payments are $1,739. As at June 30, 2012, the loan balance owed to Capital One was $31,339 (2011 - $41,791).

6.	Line of Credit

The Company has a revolving business line of credit payable to Wells Fargo Bank. As at June 30, 2012, $49,862 (2011 - $47,872) was due to Wells Fargo Bank.

7.	Commitments

The Company is committed to pay $100,000 towards mining exploration during the tenure of the King’s Point mining claim option as consideration for the acquisition of mining claims in Canada. The option for this claim was terminated September 26, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Asia Properties, Inc. was established to seek opportunities to invest in real estate and develop resorts in South East Asia. The Company has in July, 2011 restructured itself into a junior mining exploration company.

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the three-month period ended June 30, 2012 or during last two years.

Expenses

We incurred general and administrative expenses of $10,426 for the three-month period ended June 30, 2012 (2011 - $14,622) an decrease of $4,196 or 29%.

Our management fees remained the same at $15,000 for the three-months ended June 30, 2012 as for last year.

We incur professional fees of $298 during the three month ended June 30, 2012 (2011 - $nil).

Liquidity and Capital Resources

As at June 30, 2012, we had cash of $1,040 (2011 - $10,175).

Cash Used in Operating Activities

Net cash used in operating activities was $935, for the three month period ended June 30, 2012 (2011 - $2,658 cash inflow due to related party advances).

Cash Used in Investing Activities

We did not incur any investment costs in the three-month period ended June 30, 2012 or June 30, 2011. Net cash used in investing activities was $427,954 for the period from April 6, 1998 (inception) to June 30, 2012.

Cash from Financing Activities

For the three month period ended June 30, 2012, the Company received $1,062 (2011 - $14) in financing activities. In the six month period ended June 30, 2012, the Company received $1,082 (2011 - $4 in repayments) in financing activities. We have funded our business to date primarily from sales of our common stock but did not issue any common stock during the six month period ended June 30, 2012. There is no assurance that we will be able to achieve further sales of our common stock or any other form of additional financing.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have not been any changes in our internal controls that have materially affected or are reasonably likely to materially affect, the our internal control over financial reporting. However, please note the discussion above.

5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold for valuable consideration during the six months ended June 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the six months ended June 30, 2012.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit

10.7	Claim Acquisition Agreement between Asia Properties, Inc. and Banroy Resources dated July 18, 2011

31.1	Certification of principal executive officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1	Official Claims Certificate No. 87311 issued by the Province of Quebec, Canada dated June 22, 2100

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

By:	/s/ Daniel Mckinney
Daniel Mckinney
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: August 25, 2014

7