Form 10-Q
period 2012-09-30
ASIA PROPERTIES INC
filed 2014-08-25
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51048

ASIA PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-0855301
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

119 Commercial Street Suite 190-115, Bellingham WA	98225
(Address of principal executive offices)	(Zip Code)

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

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2012

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2012 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2012

Page
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	F-1

Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	F-1

Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 30, 2012 and 2011 and for the period from inception through September 30, 2012	F-2

Consolidated Statements of Stockholders’ Deficit for the period from December 31, 2004 through September 30, 2012	F-4

Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2012 and 2011 and for the period from April 6, 1998 (Inception) through September 30, 2012	F-5

Selected notes to unaudited consolidated financial statements	F-7 - F-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	5

Item 4. Controls and Procedures	5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	6

Item 2. Unregistered Sales of Equity Securities and Proceeds	6

Item 3. Default upon Senior securities	6

Item 4. Submission of Matters to a Vote of Security Holders.	6

Item 5. Other Information.	6

Item 6. Exhibits	6

3

PART I

 FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	(Unaudited) September 30, 2012	December 31, 2011
Assets

Current
Cash	$170	$10,175
Total Current Assets	170	10,175

Investments in mining claims	625,000	625,000

Total Assets	$625,170	$635,175

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	133,354	129,135
Line of Credit	49,906	47,872
Short Term Loans	26,143	41,791
Due to Related Party	960,475	855,036
Total Current liabilities	$1,169,878	$1,073,834

Stockholders’ Deficit
Common stock, $0.001 par value, 200,000,000 shares 38,421,362 issued and outstanding	12,148	12,148
Additional paid in capital	3,119,780	3,119,780
Donated Capital	345,000	345,000
Deficit accumulated during the development stage	(4,021,636)	(3,915,587)
	(544,708)	(438,659)

Total Liabilities and Stockholders’ Deficit	$625,170	$635,175

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For The Three Months Ended September 30, 2012	For The Three Months Ended September 30, 2011
Operating expenses

General and administrative	$20,562	$32,814

Management fees	15,000	15,000

Professional fees	12,338	-

Consulting	1,261	9,836

Total operating expenses	49,161	57,650

Loss from operations	(49,161)	(57,650)

Net loss	$(49,161)	$(57,650)

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FROM INCEPTION ON APRIL 6, 1998 THROUGH SEPTEMBER 30, 2012

	Note	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	Cumulative for The Period from April 6, 1998 (Inception) Through September 30, 2012
Revenue		$-	$-	$(46,432)

Operating expenses
General and administrative expenses		47,153	65,393	1,879,141
Commissions				42,000
Management fees		45,000	45,000	1,268,614
Professional fees		12,635		802,104
Consulting fees		1,261	9,836	185,022
Total operating expenses		106,049	120,229	4,176,881

Loss from operations		(106,049)	(120,229)	(4,223,313)

Interest income				3,294
Gain on disposal of subsidiary				27,120
Gain on settlement of debt				178,307
Income taxes recovered				595

Write-down of property and equipment				(7,639)

Net comprehensive loss		$(106,049)	$(120,229)	$(4,021,636)

Weighted average number of shares:
Basic and diluted		38,421,362	36,083,999

Net loss per share – Basic and diluted		(0.0028)	(0.003)

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FROM DECEMBER 31, 2004 THROUGH SEPTEMBER 30, 2012

	Common Stock		Additional Paid In	Donated
	Number of	Amount	Capital	Capital	Deficit	Total
	shares	$	$	$	$	$
Balance December 31, 2004	30,076,112	7,519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	160,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	200,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	2,400,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	180,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,400,000	1,050	523,950	-	-	525,000
Finders fee paid	4,200,000	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)

Balance, December 31, 2005	38,616,112	9,654	3,622,774	330,000	(2,312,773)	1,649,655

Option exercised for cash at $1.00 per share	160,000	40	39,960	-	-	40,000
Issued for cash at $1.00	420,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)

Balance December 31, 2006	39,196,112	9,799	3,767,629	345,000	(2,565,051)	1,557,377

Issued for cash at $1.00	220,000	55	54,945	-	-	55,000
Finders fee paid	11,000	3	2,747	-	-	2,750
4 for 1 split on 16 April		-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)

Balance December 31, 2007	39,115,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867

Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)

Balance December 31, 2008	35,411,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)

Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the period	-	-	-	-	(114,528)	(114,528)

Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)

Issued for services	350,000	350	52,150	-	-	52,500
Net loss for the period	-	-	-	-	(179,258)	(179,258)

Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,074)	(751,146)

Net loss for the period	-	-	-	-	(32,957)	(32,957)
Issued for properties at $0.05 per share	500,000	500	24,500	-	-	25,000
Issued for properties at $0.245 per share	2,000,000	2,000	488,000	-	-	490,000
Issued for commission at $0.21 per share	200,000	200	41,800	-	-	42,000
Net comprehensive loss for the year	-	-	-	-	(244,512)	(244,512)

Balance December 31, 2011	38,421,362	12,148	3,119,780	345,000	(3,915,587)	(438,659)

Net loss for the quarter					(31,165)	(31,165)

Balance March 31, 2012	38,421,362	12,148	3,119,780	345,000	(3,946,752)	(469,224)

Net loss for the quarter					(25,723)	(25,723)

Balance June 30,2012	38,421,362	12,148	3,119,780	345,000	(3,972,475)	(494,348)

Net loss for the period					(49,161)	(49,161)

Balance September 30, 2012	38,421,362	12,148	3,119,780	345,000	(4,021,636)	(544,708)

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For The Three Months Ended September 30, 2012	For The Three Months Ended September 30, 2011
Cash flows used in operating activities
Net loss	$(49,161)	$(57,650)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights
Cancellation of shares issued for property rights
Deferred assets amortized
Depreciation		-
Donated management services
Gain on settlement of debt
Gain on disposal of subsidiary
Investments in mining claims acquired
Investment written off
Property rights written off
Shares issued for investments acquired
Shares issued for services received
Additional paid-in-capital realized on shares issued
Write down of investment to net realizable value
Write down of property and equipment
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(5,216)	(4,299)
Increase/ (decrease) in due to related parties	58,407	51,074
(Decrease) Increase in accounts payable and accrued liabilities	(4,944)	117,550
Net cash used in operating activities	$(914)	$106,675

Cash flow used in investing activities
Property rights acquired for resale
Increase in deferred assets
Cash flow used in investing activities (Continued)
Purchase of property and equipment
Purchase of investment		(625,000)
Net cash used in investing activities	$-	$(625,000)

Cash flows from financing activities
Issuance of stock		515,000
Wells Fargo Business Line	1,824
Payments made on long term loan	(1,780)	(18)
Advances from related party	-	-
Net cash provided by (used in) financing activities	$44	$514,982

Net increase/ (decrease) in cash	$(870)	$(3,343)
Cash, beginning of period	$1,040	$3,518
Cash, end of period	$170	$175

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH SEPTEMBER 30, 2012

	For The Nine Months Ended September 30, 2012	For The Nine Months Ended September 30, 2011	Cumulative For The Period From April 6, 1998 (Inception) Through September 30, 2012
Cash flows used in operating activities
Net loss	$(106,049)	$(120,229)	$(4,021,636)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights			97,310
Cancellation of shares issued for property rights			(1,360,000)
Deferred assets amortized			12,507
Depreciation		-	12,599
Donated management services			345,000
Gain on settlement of debt			(178,307)
Gain on disposal of subsidiary			-
Investments in mining claims acquired			(652,000)
Investment written off			20,000
Property rights written off			1,637,900
Shares issued for investments acquired			2,500
Shares issued for services received			756,826
Additional paid-in-capital realized on shares issued			606,450
Write down of investment to net realizable value			37,400
Write down of property and equipment			7,639

Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(15,648)	(12,782)	14,544
Increase/ (decrease) in due to related parties	106,367	145,964	1,145,018
Increase in accounts payable and accrued liabilities	(4,219)	96,902	476,268
Net cash used in operating activities	$(11,111)	$109,855	$(1,039,982)

Cash flow used in investing activities
Property rights acquired for resale			(375,209)
Increase in deferred assets			(12,507)
Purchase of property and equipment			(20,238)
Purchase of investment		(625,000)	(20,000)
Net cash used in investing activities	$-	$(625,000)	$(427,954)

Cash flows from financing activities
Issuance of stock		515,000	1,406,600
Wells Fargo Business Line	4,931		4,931
Payments made on long term loan	(3,825)	(22)	56,575
Net cash provided by (used in) financing activities	$1,106	$514,978	$1,468,106

Net increase/ (decrease) in cash	$(10,005)	$(167)	$170
Cash, beginning of period	$10,175	$342
Cash, end of period	$170	$175	$170

See accompanying notes to the financial statements.

Asia Properties, Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2012

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

Principles of Consolidation

The consolidated financial statements include the accounts of Asia Properties, Inc. (the “Company”) and its 100% owned subsidiary, Asia Properties (HK) Limited that was registered in Hong Kong on November 7, 2007, after elimination of all significant inter-company accounts and transactions.

2.	Going Concern

Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The company had a net loss of $106,049 for the nine months ended September 30, 2012 and had a negative working capital of ($1,169,708) and stockholders’ deficit of $544,708 at September 30, 2012. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties’ existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2012. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the three months ended September 30, 2012, the Company accrued $15,000 in management fees to its president and CEO. For the nine months ended September 30, 2012, the Company accrued $45,000 in management fees to its president and CEO. As of September 30, 2012, Asia Properties owed its CEO $960,475 (2011 - $845,036) in expense reimbursements, management fees and a note payable in the amount of $10,000 bearing interest at 2% per month.

5.	Short-term Loan

The Company borrowed from Capital One $50,000 in February 2008. Required monthly payments are $1,739. As at September 30, 2012, the loan balance owed to Capital One was $26,143 (2011 - $41,791).

6.	Line of Credit

The Company has a revolving business line of credit payable to Wells Fargo Bank. As at September 30, 2012 and 2011, $49,906 and $47,872 was due to Wells Fargo Bank.

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

The Company dropped its option for the King’s Point Claim in October 2013.

The Company renewed its Banroy Claims in June 2013 for an additional two years, until June 2015. In order to complete the extension process, the Company is required to have its work program report verified and approved by a Quebec listed geologist. The Company is currently seeking such a geologist. It should be noted that there is no assurance that the extension to the claims the company owns will be successfully developed. In addition, the claims are subject to extensions being granted by the local government where the claims reside, there is no assurances that those extensions being the original agreed upon term will be extended. However, management is not aware of anything preventing such extensions from being granted

9.	Comparative Figures

Prior year comparatives have been reclassified to conform to current year presentation.

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

We will require additional financing to cover our costs that we expect to incur over the next twelve months. We believe debt financing will not be an alternative for funding our operations as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue and our business plan will fail.

Results of Operations

Revenues

We have not generated any revenues from our operations during the nine-month period ended September 30, 2012 or during last two years.

Expenses

During the three month period ended September 30, 2012, the Company incurred general and administrative expenses of $20,562 (2011 - $32,814), management fees of $15,000 (2011 - $15,000), professional fees of $12,338 (2011 – nil), and consulting fees of $1,261 (2011 - $9.836).

We incurred general and administrative expenses of $47,153 for the nine-month period ended September 30, 2012, as compared to $65,393 for the same period in 2011, a decrease of $18,240 or 28%.

Our management fees remained the same at $45,000 for the nine-months ended September 30, 2012 and 2011.

We incur consulting fees of $1,261 (2011- $9.836) and professional fees of $12,635 (2011 – nil) during the nine month period ended September 30, 2012.

Liquidity and Capital Resources

As at September 30, 2012, the Company had cash and cash equivalents of $170 (2011 - $10,175).

Cash Used in Operating Activities

Net cash used in operating activities in the three months ended September 30, 2012 was $914 (2011 - $106,675, cash inflow due to related party advances). Net cash used in operating activities in the nine-month period ended September 30, 2012 was $11,111 (2011 - $109,855 cash inflow due to related party advances).

Cash Used in Investing Activities

No funds were used in investing activities for the three month period ended September 30, 2012 (2011 - $625,000). Again, no funds were used in investing activities for the nine month period ended September 30, 2012 (2011 - $625,000).

Cash from Financing Activities

For the three month period ended September 30, 2012, the Company received $47 (2011 - $514,982) in financing activities. In the nine month period ended September 30, 2012, the Company received $2.035 (2011 - $660,942) in financing activities. We have funded our business to date primarily from sales of our common stock but did not issue any common stock during the nine month period ended September 30, 2012. There is no assurance that we will be able to achieve further sales of our common stock or any other form of additional financing.

4

Going Concern

We are a development stage company. A development stage company’s management devotes most of its activities to developing a market for its products and services. Planned principal activities have begun, but we have not generated revenues to date.

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

No stock was sold for valuable consideration during the nine months ended September 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the nine months ended September 30, 2012.

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

* Filed herewith

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

By:	/s/ Daniel Mckinney
Daniel Mckinney
Chief Executive Officer

/s/ Daniel Mckinney
Daniel Mckinney
Chief Financial Officer

Date: August 25, 2014

7