Form 10-K
period 2012-12-31
ASIA PROPERTIES INC
filed 2014-08-25
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ] NO [ X ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by Checkmark whether the registrant is a Shell Company (as defined in Rule 126-2 of the Exchange Act YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: As of May 14, 2014, the aggregate market value of the voting and non-voting common equity was $3,457,922

The number of shares outstanding of each of the issuer’s classes of common equity: As of June 20, 2014, there were 41,921,362 shares of Common Stock outstanding.

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

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that the Company will not complete its proposed Business Plan that its management is adequate to carry out its Business Plan and that there will be adequate capital. Since the Company is a ‘penny stock’ company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to the Company.

2

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in Nevada on April 6, 1998. Our principal executive offices are located at 119 N Commercial Street, Suite 190-115, Bellingham, Washington 98225. Our fiscal year end is December 31 and our shares are traded on the Pink Sheets under the symbol “ASPZ”. We are also listed in the Mergent Manuals and News Reports. The Company has one wholly owned subsidiary, Asia Properties (HK) Limited, registered in Hong Kong on November 7, 2007.

Industry

Asia Properties, Inc (the Company”) was established to seek opportunities to invest in real estate and develop resorts in South East Asia. We are now a junior mining and exploration company focused on gold and resources mining.

Our Planned Operations

We intend to acquire and develop gold mining claims as well as existing claims around the world as opportunities present themselves.

Website

We currently maintain a website at www.asiaprop.com.

Revenues

Currently we have no revenue generating assets.

Competition

We have numerous small and large mining competitors.

Employees

We administer our business through consulting arrangements with our company’s officers, directors, other individuals and one full-time employee.

Consultants

During the year ended December 31, 2012, the Company spent $31,000 on geological consultants for sampling, assays, line cutting, and other geological work respecting our mining exploration program for the King’s Point claim in Canada.

Offices

We maintain two offices, one at 119 N Commercial Street, Suite 190-115, Bellingham, Washington 98225, telephone number (360) 392-2841.

Our second office is at Two Exchange Square, 8th Floor, 8 Connaught Place, Central, Hong Kong, a shared serviced office leased from The Executive Centre.

Risk Factors

1. We lack an operating history for our current business and have losses we expect to continue into the future. There is no assurance our future operations will be profitable. If we cannot generate sufficient revenues to operate profitably, you will lose your investment.

While we were incorporated in 1998, we have just initiated our business operations. Therefore our current operating history cannot be used to determine our future success or failure. Our net loss since inception is $4,106,377. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to secure profitable business investments and opportunities. Based upon current plans, we expect to incur operating losses in the immediate future because we will be incurring expenses which will exceed our revenues. If we cannot generate a profit, we will have to suspend or cease operations and you will lose your investment.

2. We spent all of the proceeds from our private placement to maintain our business operations. If we can’t raise additional funds, we may be forced to curtail or cease future activities.

We have not initiated our operations. There is no assurance we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us. If we cannot obtain needed funds, we may be forced to curtail or cease future activities.

3. Because our operations are all located outside of the United States, any change in the laws of the countries we operate in may adversely affect our business.

All of our operations are in Canada. This exposes us to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in laws and regulations, exposure to possible expropriation or other government actions, and unsettled political conditions. These factors may have a material adverse effect on our operations or on our business, results of operations and financial condition.

4. Our international expansion plans subject us to risks inherent in doing business internationally.

Our long-term business strategy relies on securing investment opportunities in the Province of Quebec, Canada. We are faced by challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could harm our business efforts, and materially and adversely affect our operating results and financial condition.

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

6. If relations between the United States and Canada change for the worse, our stock price may decrease and we may have difficulty accessing the U.S. capital markets.

At various times during recent years, the United States and the countries we operate in have had disagreements over political and economic issues. Any political or trade controversies which may arise in the future between the United States and these countries could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

7. Governments of the countries in which we operate could change their policies toward private enterprises, which could adversely affect our business.

Our business is subject to and may be adversely affected by political and economic uncertainties and social developments in the countries we operate in. . These governments may continue to pursue these policies or may alter them from time to time to our detriment. Changes in policies, laws and regulations, or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could result in the total loss of our investments.

8. The economic, political and social conditions in the countries we operate in or may operate in, could affect our business.

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

11. The Company may not be able to renew its claims in Quebec.

It should be noted that there is no assurance that the extension to the claims the company owns in Quebec will be successfully developed. In addition, the claims are subject to extensions being granted by the local government where the claims reside and there is no assurances that those extensions being the original agreed upon term will be extended. While there are no assurances that those extensions will be granted, however management is not aware of anything preventing such extensions from being granted.

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

The recent financial turmoil following the Wall Street failures has made it very difficult for us to secure financing for our business ventures. This will adversely affect our market capitalization and, therefore, the price of our shares. We plan to engage other similar projects when the viability to finance such projects returns.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company acquired the Banroy Gold Claim on 18 July, 2011, consisting of 16 claims covering an area of 677.52 hectares, being valid for two years until June 22, 2013 in La Pause Township, Quebec, Canada. The Company applied to extend the claims for a further two years in June, 2013. As of the date of this filing, we have been advised by the Province of Quebec that in order to finalize our extension application we will have to have our work program report verified and approved by a Quebec listed geologist. The Company is currently seeking such a geologist. It should be noted that there is no assurance that the extension to the claims the company owns will be successfully developed. In addition, the claims are subject to extensions being granted by the local government where the claims reside and there is no assurances that those extensions being the original agreed upon term will be extended. While there are no assurances that those extensions will be granted, however management is not aware of anything preventing such extensions from being granted

On August 29, 2011, API entered into a definitive agreement to acquire the 536 hectare King’s Point, North Block Mining Concession, located in Newfoundland, Canada consisting of 53 claims. The Company elected to drop its option for the King’s Point Claim which was disclosed in its October 10, 2013 8K filing.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period covered by this report, no matters requiring a vote were submitted to security holders by means of the solicitation of proxies.

PART II

ITEM 5. MARKET FOR REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTER AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-the-Counter Pink Sheets under the symbol “ASPZ”As of December 31, 2012, we had approximately 90 shareholders on record. Presented below is the high and low bid information of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Common Stock
	High	Low
Fiscal Year Ending December 31, 2012
First Quarter	$0.09	$0.07
Second Quarter	$0.05	$0.05
Third Quarter	$0.04	$0.04
Fourth Quarter	$0.03	$0.01
Fiscal Year Ending December 31, 2011
First Quarter	$0.07	$0.05
Second Quarter	$0.08	$0.03
Third Quarter	$0.25	$0.05
Fourth Quarter	$0.21	$0.05

We were given our trading symbol “ASPZ” to trade on the NASD OTC Pink Sheets in January, 1999. On December 31, 2012, the last price of our common stock as reported on the OTCQB was $0.03 per share.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We have paid stock dividends in April 2007 comprising of one share in Hertz Controller Technologies Corporation for every two shares of Common Stock held in our Company

Recent Sales of Unregistered Securities

There were no issues of unregistered securities during 2102.

Section 15(g) of the Securities Exchange Act of 1934

Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Plan of Operation

We are a development stage Company and have not yet generated or realized any revenues from our current business operations. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not conduct any product research or development. We do not expect significant changes in the number of employees.

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

Critical Accounting Policies and Estimates

We did not generate revenues from operations in 2012 or 2011. We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. (“US GAAP”) The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.

Liquidity and Capital Resources

We did not sell any common shares during 2012.

We are a development stage company and management has devoted considerable effort to find profitable investment opportunities. As of the date of this report, we have initiated operations, but have not generated any revenues. During 2011 we acquired a number of gold mining claims in Canada and will continue to look into acquiring claims in Canada and the Philippines as opportunities arise.

We had a net loss of $190,793 for the year ended December 31, 2012. As of December 31, 2012, we had cash of $2,892 and total assets of $627,892 respectively and total liabilities of $1,257,344. Our negative working capital is ($1,204,507) and stockholders’ deficit was $629,452.

Results of Operations

We had no revenues in 2012 or 2011, but we retain a negative $46,000 in revenue from previous years.

The Company incurred general and administrative expenses of $69,064 (2011 - $87,908), management fees of $60,000 (2011 - $60,000), professional fees $30,729 (2011 - $6,000), consulting fees $31,000 (2011 - $48,604) in fiscal 2012.

PART II

ITEM 7. FINANCIAL STATEMENTS.

Asia Properties, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Asia Properties, Inc. and Subsidiary

(A Development Stage Company)

Report on the Financial Statements

We have audited the accompanying consolidated balance sheets of Asia Properties, Inc., a development stage company, and subsidiary, Asia Properties, Ltd. (collectively, the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ deficit, and cash flows for the years then ended and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control.

Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Properties, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then-ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MJF & Associates, APC

Los Angeles, California, United States of America
August 13, 2014

Asia Properties, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(Stated in US Dollars)

		2012	2011
	Note	US$	US$
Assets

Current
Cash and cash equivalents		$2,892	$10,175
Total current assets		2,892	10,175

Investments in mining claims		625,000	625,000

Total assets		$627,892	$635,175

Liabilities and Stockholders’ Deficit

Current liabilities
Other payables and accrued liabilities	2	$147,298	$139,135
Line of Credit	3	49,945	47,872
Short term loans	2	22,929	41,791
Amount due to related party	2	1,037,172	845,036
Total current liabilities		1,257,344	1,073,834

Commitments and Contingencies

Stockholders’ Deficit	6
Common Stock, $0.001 par value, 200,000,000 shares authorized (38,421,362 and 38,421,362 common shares issued and outstanding at December 31, 2012 and 2011)		12,148	12,148
Additional paid - in capital		3,119,780	3,119,780
Donated capital		345,000	345,000
Deficit accumulated during the development stage		(4,106,380)	(3,915,587)
Total Stockholders’ Deficit		(629,452)	(438,659)

Total liabilities and Deficit		$627,892	$635,175

See accompanying notes to the consolidated financial statements.

Asia Properties, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH DECEMBER 31, 2012

(Stated in US Dollars)

				Cumulative
				Total
		Year Ended		Since
		December 31,		Inception
		2012	2011
	Note	US$	US$	US$
Revenue		$-	$-	$(46,432)

Operating expenses
General and administrative		69.064	87,908	1,901,052
Commissions		-	42,000	42,000
Management fees	4	60,000	60,000	1,283,614
Professional fees		30,729	6,000	820,198
Consulting fees		31,000	48,604	214,761
Total operating expenses		190,793	244,512	4,261,625

Loss from operations		(190,793)	(244,512)	(4,308,057)

Interest income		-	-	3,294
Gain on disposal of subsidiary		-	-	27,120
Gain on settlement of debt		-	-	178,307
Income taxes recovered	5	-	-	595
Write-down of property and equipment		-	-	(7,639)

Net comprehensive loss		$(190,793)	$(244,512)	$(4,106,380)

Weighted average number of shares:
Basic and diluted		38,421,362	38,421,362

Net loss per share – Basic and diluted		(0.0049)	(0.0063)

See accompanying notes to the consolidated financial statement

Asia Properties, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM DECEMBER 31, 2004 THROUGH DECEMBER 31, 2012

			Additional
	Common Stock		Paid in	Donated
	Number of	Amount	Capital	Capital	Deficit	Total
	shares	$	$	$	$	$
Balance December 31, 2004	30,076,112	7,519	1,729,509	270,000	(2,064,981)	(57,953)

Issued for services at $0.26 per share	160,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	200,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	2,400,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	180,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	1,400,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	4,200,000	1,050	523,950	-	-	525,000
Finders fee paid	-	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)
Balance, December 31, 2005	38,616,112	9,654	3,622,774	330,000	(2,312,773)	1,649,655

Option exercised for cash at $1.00 per share	160,000	40	39,960	-	-	40,000
Issued for cash at $1.00	420,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)
Balance December 31, 2006	39,196,112	9,799	3,767,629	345,000	(2,565,051)	1,557,377

Issued for cash at $1.00	220,000	55	54,945	-	-	55,000
Finders fee paid	11,000	3	2,747	-	-	2,750
4 for 1 split on 16 April		-	-	-	-	-
Shares cancelled on 24 October 2007	(312,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)
Balance December 31, 2007	39,115,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867

Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)
Balance December 31, 2008	35,411,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)

Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the year	-	-	-	-	(114,528)	(114,528)
Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)

Issued for services	350,000	350	52,150	-	-	52,500
Net comprehensive loss for the year	-	-	-	-	(179,259)	(179,259)
Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,075)	(751,147)

Issued for properties at $0.05 per share	500,000	500	24,500	-	-	25,000
Issued for properties at $0.245 per share	2,000,000	2,000	488,000	-	-	490,000
Issued for commission at $0.21 per share	200,000	200	41,800	-	-	42,000
Net comprehensive loss for the year	-	-	-	-	(244,512)	(244,512)
Balance December 31, 2011	38,421,362	12,148	3,119,780	345,000	(3,915,587)	(438,659)

Net comprehensive loss for the year					(190,793)	(190,793)
Balance December 31,2012	38,421,362	12,148	3,119,780	345,000	(4,106,380)	(629,452)

See accompanying notes to the consolidated financial statements

Asia Properties, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH DECEMBER 31, 2012

(Stated in US Dollars)

	For the year ended	For the year ended	Cumulative total
	December 31, 2012	December 31, 2011	since inception
	US$	US$	US$
Cash flows used in operating activities
Net loss	$(190,793)	$(244,512)	$(4,106,380)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,310
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Investments in mining claims acquired	-	(625,000)	(652,000)
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Shares issued for investments acquired	-	2,500	2,500
Shares issued for services received	-	200	756,826
Additional paid-in-capital realized on shares issued	-	554,300	606,450
Write down of investment to net realizable value	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(18,862)	(17,472)	11,330
Increase/ (decrease) in due to related parties	192,136	226,130	1,231,715
Increase in payables and accruals	8,163	113,694	480,213
Net cash (used) provided by operating activities	9,356	9,840	(1,037,298)

Cash flow used in investing activities
Property rights acquired for resale	-	-	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of investment	-	-	(20,000)
Net cash used in investment activities	-	-	(427,954)

Cash flows from financing activities
Issuance of stock	-	-	1,406,600
Additions to long term loan	8,559	-	8,559
(Payments) advances made on long term loan	(6,486)	(7)	52,985
Net cash (used in) provided by financing activities	2,073	(7)	1,468,144

Net increase/ (decrease) in cash	(7,283)	9,833	2,892
Cash and Cash Equivalents, beginning of year	10,175	342	-
Cash and Cash Equivalents, end of year	$2,892	$10,175	$2,892

Cash paid for interest	$-	$10,292	$-

See accompanying notes to the financial statements.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

1. Organization, Development Stage and Going Concern

Asia Properties, Inc. (the “Company”) was incorporated in Nevada, the United States of America on April 6, 1998. Our management intends to acquire and develop mining resources around the world. Two claim areas have been acquired in Canada and geological exploration activities have begun, but the Company has not generated revenues to date.

The Company had a net loss of $190,793 and $244,512 for the years ended December 31, 2012 and 2011 respectively, an accumulated deficit of $4,106,380 and negative working capital of ($1,254,452) as of December 31, 2012 and stockholders’ deficits of $629,452 and $438,659 as of December 31, 2012 and 2011, respectively.

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

The Company did not have any hedging activities during the reporting period.

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

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and subsidiary, Asia Properties (HK) Limited. All significant inter – company balances and transactions were eliminated on consolidation.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that may subject the Company to concentrations of credit risks consist primarily of cash and cash equivalents. The Company’s cash and cash equivalents are held in safekeeping by certain large creditworthy financial institutions.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or less to be cash equivalents. At December 31, 2012 and 2011, the Company had $2,892 and $10,175 in cash equivalents respectively.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

2. Summary of Significant Accounting Policies (continued)

Loss Per Share

Basis loss per stock is calculated by dividing net loss by weighted – average number of common stocks outstanding during the year.

The carrying values of the Company’s financial instruments, including cash and cash equivalents, short term loans, notes payable, amount due to related party and, other payables and accrued liabilities approximate their fair values due to the short-term maturity of such instruments. It is management’s opinion that the Company is not exposed to significant interest, price or credit risks arising from these financial instruments.

Advertising Expenses

The Company expenses advertising as incurred. No Advertising expense was incurred during the years ended December 31, 2012 and 2011, respectively, and no record was made in general and administrative expense in the Consolidated Statements of Comprehensive Income.

Recent Accounting Pronouncements

In December 2012, the FASB issued a new accounting standard that will require the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new guidance is effective for the Company’s interim period ending March 31, 2013. The disclosures required are to be applied retrospectively for all comparative periods presented. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

In February 2013, the FASB issued a new accounting standard requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012. We do not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

In July 2013, the FASB issued an accounting update which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward or a tax credit carry-forward exists in the same taxing jurisdiction. Per this guidance, an entity must present the unrecognized tax benefit as a reduction to a deferred tax asset, except when the carry-forward is not available as of the reporting date under the governing tax law to settle taxes or the entity does not intend to use the deferred tax asset for this purpose. This amendment does not impact the recognition or measurement of uncertain tax positions or the disclosure reconciliation of gross unrecognized tax benefits. The new accounting standards update becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. Early adoption of the update is permitted and an entity may choose to apply this amendment retrospectively to each reporting period presented. We do not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

Interim Reporting

Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the four quarters of each of 2012 and 2011.

	1 Q	1 Q	2 Q	2 Q	3 Q	3Q	4Q	4Q
	2012	2011	2012	2011	2012	2011	2012	2011
Revenue	0	0	0	0	0	0	0	0
Operating expenses	$31,165	$32,957	$25,723	$29,622	$49,161	$57,650	$84,744	$124,283
Loss from operations	(31,165)	(32,957)	(25,723)	(29,622)	(49,161)	(57,650)	(84,744)	(124,283)
Comprehensive loss	$(31,165)	$(32,957)	$(25,723)	$(29,622)	$(49,161)	$(57,650)	$(84,744)	$(124,283)

Basic and Diluted Net income (loss) per share:	(0.0008)	(0.0009)	(0.0007)	(0.0008)	(0.0013)	(0.0016)	(0.0022)	(0.0032)

3. Property Rights

The Company acquired the Banroy Gold Claim on July 18, 2011, consisting of 16 claims covering an area of 677.52 hectares, being valid for 2 years until June 22, 2013 in La Pause Township, Quebec, Canada. The Company applied to renew its claims extension for a further 2 years in June, 2013. In order to complete the extension process, the Company is required to have its work program report verified and approved by a Quebec listed geologist. The Company is currently seeking such a geologist. It should be noted that there is no assurance that the extension to the claims the company owns will be successfully developed. In addition, the claims are subject to extensions being granted by the local government where the claims reside and there is no assurances that those extensions being the original agreed upon term will be extended. While there is no assurance that those extensions will be granted, management, however, is not aware of anything preventing such extensions from being granted

On August 29, 2011, The Company entered into a definitive agreement to acquire the 1325 acre King’s Point, North Block Mining Concession, located in Newfoundland, Canada consisting of 53 claims. The Company elected to drop its option for the King’s Point Claim which was disclosed in its October 10, 2013 8K filing.

4. Short Term Loan

In February 2008, the Company secured financing from Capital One in the amount of $50,000. The loan requires the Company repay $1,739 on a monthly basis. As of December 31, 2012 Capital One Loan has a balance of $22,929 (2011 - $41,791).

5. Related Party Transactions

During the year ended December 31, 2012, the Company accrued management fees of $60,000 (2011 - $60,000) to the Chief Executive Officer (“CEO”) and director of the Company.

As of December 31, 2012, the Company owed its CEO $1,037,172 (2011 - $845,036) for expense reimbursements and accrued management fees, which are reflected as due to related party on the balance sheet.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

6. Line of Credit

In February 2007, the Company was approved for a revolving credit facility at Wells Fargo for a maximum business line amount of $50,000. As at December 31, 2012, the balance amounted to $49,945 (2011 - $47,872).

7. Common Stock

The following table summarizes common stock issuances and retirements as of December 31, 2012:

			Common Stock
		Number of Shares	Amount

Balance as of December 31, 2008		39,411,362	$9,108
Shares cancelled	e	(40,000)	(10)

Balance as of December 31, 2009		35,371,362	$9,098
Shares issued for services	c	350,000	350

Balance as of December 31, 2010		35,721,362	$9,448
Shares issued for properties acquired	b	2,500,000	2,500
Shares issued for services	a	200,000	200

Balance as of December 31, 2011		38,421,362	$12,148
Balance as of December 31, 2012		38,421,362	$12,148

a)	On October 6, 2011, the Company issued 200,000 shares for commission on services rendered.

b)	On July 18 and August 30, 2011, the Company issued 500,000 and 2,000,000, common shares respectively with an estimated fair value of $515,000 as consideration for mining claims acquired in Canada.

c)	On April 10, 2010 the Company issued 350,000 shares for services rendered.

d)	On December 31, 2009, the Company cancelled the remaining 40,000 shares issued in 2005 for the Thailand land purchase as a result of the non-delivery of title.

e)	On December 31, 2008, as a result of non-delivery of good title, the Company cancelled 3,940,000 shares issued in 2005 for the Thailand land purchase.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

As of December 31, 2012 there were no stock options issued and outstanding (2011 – nil).

7. Commitments and contingencies

The Company is committed to pay $100,000 towards mining exploration during the tenure of the King’s Point mining claim option as consideration for the acquisition of mining claims in Canada. The option for this claim was terminated September 26, 2013.

The Company has a monthly rental of $77 to Executive Center Limited Hong Kong.

The Company rents an office in Bellingham Washington and an office in Hong Kong each costs $100 per month for rental.

8. Income Taxes

The Company computes deferred tax assets arising from net operating loss carry forwards. These deferred tax assets are reduced by a valuation allowance to the extent that it is deemed more likely than not that these assets will not be realized through future taxable income. At December 31, 2012 and 2011, the Company had a net operating loss carry-forward of approximately $3,600,000 respectively expiring ranging from 2017 through 2028. As of December 31, 2012 and 2011, any available deferred tax asset arising from the Company’s net operating loss carry forwards has been eliminated by a full valuation allowance. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382.

9. Subsequent Events

The Company elected to drop its option for the King’s Point Claim which was disclosed in its October 10, 2013 Form 8-K filing. The Company renewed its Banroy Claims in June 2013 for 2 more years until June 2015. . In order to complete the extension process, the Company is required to have its work program report verified and approved by a Quebec listed geologist. The Company is currently seeking such a geologist. It should be noted that there is no assurance that the extension to the claims the company owns will be successfully developed. In addition, the claims are subject to extensions being granted by the local government where the claims reside and there is no assurances that those extensions being the original agreed upon term will be extended. While there is no assurances that those extensions will be granted, however management is not aware of anything preventing such extensions from being granted

On October 17, 2013 the Company executed a private placement to raise $200,000 at $.10 a share. This private placement was not completed.

The Company has evaluated and disclosed as necessary, subsequent events to August 13, 2014.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Parker Randall CF (H.K.) CPA Limited was appointed our independent accountants in April 2010. On June 11, 2012, the Company engaged the services of MJF & Associates, a Los Angeles-based auditing firm to replace Parker Randall CF (H.K.) CPA Limited. Prior to June 11, 2012, (i) no written report or oral advice was provided to the Company by MJF & Associates concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K. It should be noted that due to the failure of Parker Randall to respond to requests by MJF & Associates to conduct required communications and a review the prior year audit work papers, the year ended December 31, 2010 may have to be re-audited and the cumulative figures may have to also be re-audited unless the Company obtains a waiver from the SEC.

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

Changes in Internal Controls

During the year ended December 31, 2012, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, please note the discussion above.

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

The names, addresses, ages and positions of our present officers and directors is as follows:

Name and Address	Age	Position Held
Daniel McKinney Two Exchange Square, 8/fl 8 Connaught Place, Central, Hong Kong	52	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Dennis Burns INVest Train PO Box 362, Tiffin, OH 44883	50	Investor relations

The persons named above are have held their offices for the last 12 months and are expected to continue until the next annual meeting of our stockholders.

Background of Officers and Directors

Daniel McKinney, President and Chief Executive Officer

Mr. McKinney founded the Company in April 1998. From April 1981 to September 1999, Mr. McKinney established and operated McKinney International, a Hong Kong based company engaged in cutting gemstones and supplying world markets. From March 1982 to December 1984, he founded and operated the Hong Kong Gem & Jewelry show. From October 1984 to July 1987, he established and operated Wynmere Ltd., Thailand, a direct selling jewelry company with its manufacturing in Bangkok and gemstone sourcing in Hong Kong. From June 1989 to July 1997 he was a director of Coldway Ltd., an investment banking firm. From January 1994 to Oct 1999, he was a director of Cement Services, Ltd., a construction company, based in Bangkok. From Sept 1999 to June 2001, he served as a nonexecutive board member of Sunflower (USA) Ltd., a public company with a large industrial facility in China manufacturing copper pipes. From April 2004 to August 2006, he served as a director of Savoy Resources Corp, a publicly traded mining company. From January 2006 until December 2013, he served as a director of Sino Bioenergy Corp, a publicly traded company. Mr. McKinney studied at the Hong Kong International School and read Chemistry and Biology at the Houston Baptist University.

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

Executive Officer Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
And				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Daniel McKinney	2012	60,000	0	0	0	0	0	0	60,000
President & Chief Executive Officer	2011	60,000	0	0	0	0	0	0	60,000
	2010	60,000	0	0	0	0	0	0	60,000

Geoff Armstrong	2011	0	0	0	0	0	0	0	0
Secretary	2010	0	0	45,000	0	0	0	0	45,000

Gilbert Loke	2011	0	0	0	0	0	0	0	0
Chief Financial Officer	2010	0	0	0	0	0	0	0	0

Compensation of Directors

There are no contractual arrangements with any member of the board of directors. They have no director’s service contracts and are not compensated for their services as directors. On September 30, 1998, Asia Properties, Inc. authorized a stock option plan known as the “Asia Properties, Inc. Stock Option Plan”. Awards are not restricted to any specified form or structure and may include, without limitation, sales or Stock and Derivative securities. The aggregate number of shares of stock which may be purchased pursuant to the plan is 1,000,000 shares. No award holder has any rights as a stockholder prior to the date of issuance to him of a certificate or certificates for such shares. The Board may amend, suspend or discontinue the plan anytime. The plan is intended to comply with Rule 16b-3 promulgated by the Securities and Exchange Commission under the exchange Act and is subject to all applicable federal and state laws, rules and regulations and to approvals by relevant government or regulatory agencies. There were no stock options issued and outstanding as of December 31, 2012 and 2011.

Director’s Compensation Table

		Fees				Nonqualified
		Earned or			Non-Equity	Deferred
		Paid in	Stock	Option	Incentive Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Daniel McKinney	2012	60,000	0	0	0	0	0	60,000
	2011	60,000	0	0	0	0	0	60,000
	2010	60,000	0	0	0	0	0	60,000

Geoff Armstrong	2011	0	0	0	0	0	0	45,000
	2010	0	0	0	0	0	0	0

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

	As of December 31, 2012
Name and Address of Beneficial Owner	Shares(1)	Percent

Named Executive Officers and Directors

Daniel Mckinney Two Exchange Square, 8/fl 8 Connaught Place, Central, Hong Kong	255,278	0.67%

Geoffrey Armstrong 27/93 Sokolovska, Prague 18600 Czech Republic	540,000	1.4%

Directors and Executive Officers as a Group (Two Persons)	612,000	1.6%
Beneficial Owners of in Excess of 5% (other than Named Executive Officers and Directors)
Cede & Co 55 Water Street FRNT 3 NY10041	13,194,765	34.5%

Indian Ocean Management Limited Cyber Tower, Ebene Reduit Mauritius	3,200,000	8.4%

Mastermind Group Limited 9374 Sc 7th Avenue Road Ocala, FL 34480, USA	2,750,000	7.2%

TD Ameritrade, Inc Cage 1005 North Ameritrade Place Belleview, NE 68005	1,917,000	5.0%

CS Harborne c/o Dieterich and Associates 11300 W Olympic Boulevard, Los Angeles	3,409,984	8.9%

Lim Ah Swee TWO IFC, 39th floor, 8 Finance Street Hong Kong	2,800,000	7.3%

Wong Kin Wang c/o 188 Connaught Road 18/fl, Central Hong Kong	2,400,000	6.3%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

During the year ended December 31, 2012, the Company accrued a total of $60,000 as salary to the Company’s CEO. As of December 31, 2012 the Company owed the CEO $1,037,172 for expense reimbursements and unpaid salary.

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

2012	$5,000	MJF & Associates, APC
2011	$5,000	MJF & Associates, APC

(2) Audit-Related Fees

The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2012	$0	MJF & Associates, APC
2011	$0	MJF & Associates, APC

(3) Tax Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0	MJF & Associates, APC
2011	$0	MJF & Associates, APC

(4) All Other Fees

The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0	MJF & Associates, APC
2011	$0	MJF & Associates, APC

(5) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES and Reports on form 8-K

No reports on Form 8-K have been filed during the period of this From 10-K.

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

Date: August 25, 2014

