Form 10-Q
period 2013-03-31
ASIA PROPERTIES INC
filed 2015-01-05
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 12, 2014, the issuer had 42,829,362 shares of common stock outstanding.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2013

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2013 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED MARCH 31, 2013

Page
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	F-1

Consolidated Statements of Comprehensive Loss for the three month periods ended March 31, 2013 and 2012 and for the period from inception through March 31, 2013	F-2

Consolidated Statements of Stockholders’ Deficit for the period from December 31, 2004 through March 31, 2013	F-3

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012 and for the period from April 6, 1998 (Inception) through March 31, 2013	F-4

Selected notes to consolidated financial statements	F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	5

Item 4. Controls and Procedures	6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	6

Item 2. Unregistered Sales of Equity Securities and Proceeds	6

Item 3. Default upon Senior securities	6

Item 4. Submission of Matters to a Vote of Security Holders.	6

Item 5. Other Information.	6

Item 6. Exhibits	7

3

PART I

FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCES SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	(Unaudited) March 31, 2013	December 31, 2012
Assets
Current
Cash	$524	$2,892
Total Current Assets	524	2,892

Investments in mining claims	625,000	625,000

Total Assets	$625,524	$627,892

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	117,893	147,298
Line of Credit	49,833	49,945
Short Term Loans	36,230	22,929
Due to Related Party	1,083,677	1,037,172
Total Current liabilities	$1,287,633	$1,257,344

Stockholders’ Deficit
Common stock, $0.001 par value, 1,000,000,000 shares 38,421,362 issued and outstanding at March 31, 2013 and 38,421,362 on December 31, 2012	12,148	12,148
Additional paid in capital	3,119,780	3,119,780
Donated Capital	345,000	345,000
Deficit accumulated during the development stage	(4,139,037)	(4,106,380)
	(662,109)	(629,452)

Total Liabilities and Stockholders’ Deficit	$625,524	$627,892

See accompanying notes to the unaudited consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FOR THE PERIOD
FROM APRIL 6, 1998 (INCEPTION THROUGH MARCH 31, 2013)

		For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	For the Period From April 6 1998 (Inception) Through March 31, 2013
	Note
Revenue				$(46,432)

Operating expenses
General and administrative expenses		15,695	16,165	1,916,747
Commission expenses				42,000
Management fees	4	15,000	15,000	1,298,614
Professional fees		1,962		822,160
Consulting fees				214,761
Total operating expenses		32,657	31,165	4,294,282

Loss from operations		(32,657)	(31,165)	(4,340,714)

Interest income		-	-	3,294
Gain on disposal of subsidiary		-	-	27,120
Gain on settlement of debt		-	-	178,307
Income taxes recovered	5	-	-	595
Write-down of property and equipment		-	-	(7,639)
Net comprehensive loss		$(32,657)	$(31,165)	$(4,139,037)

Weighted average number of shares:
Basic and diluted		38,421,362	38,421,362
Net loss per share – Basic and diluted		$(0.001)	$(0.001)

See accompanying notes to the unaudited consolidated financial statements

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FROM DECEMBER 31, 2004 THROUGH MARCH 31, 2013

			Additional
	Common Stock		Paid In	Donated
	Number of shares	Amount $	Capital $	Capital $	Deficit $	Total $
Balance December 31, 2004	30,076,112	7,519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	160,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	200,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	2,400,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	180,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,400,000	1,050	523,950	-	-	525,000
Finders fee paid	4,200,000	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)

Balance, December 31, 2005	38,616,112	9,654	3,622,774	330,000	(2,312,773)	1,649,655
Option exercised for cash at $1.00 per share	160,000	40	39,960	-	-	40,000
Issued for cash at $1.00	420,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)

Balance December 31, 2006	39,196,112	9,799	3,767,629	345,000	(2,565,051)	1,557,377
Issued for cash at $1.00	220,000	55	54,945	-	-	55,000
Finders fee paid	11,000	3	2,747	-	-	2,750
4 for 1 split on 16 April		-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)

Balance December 31, 2007	39,115,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867
Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)

Balance December 31, 2008	35,411,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)

Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the period	-	-	-	-	(114,528)	(114,528)

Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)

Issued for services	350,000	350	52,150	-	-	52,500
Net loss for the period	-	-	-	-	(179,258)	(179,258)
Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,074)	(751,146)
Net loss for the period	-	-	-	-	(32,957)	(32,957)
Issued for properties at $0.05 per share	500,000	500	24,500	-	-	25,000
Issued for properties at $0.245 per share	2,000,000	2,000	488,000	-	-	490,000
Issued for commission at $0.21 per share	200,000	200	41,800	-	-	42,000
Net comprehensive loss for the year	-	-	-	-	(244,512)	(244,512)
Balance December 31, 2011	38,421,362	12,148	3,119,780	345,000	(3,915,587)	(438,659)
Net comprehensive loss for the year					(190,793)	(190,793)
Balance December 31, 2012	38,421,362	12,148	3,119,780	345,000	(4,106,380)	(629,452)
Net comprehensive loss for the quarter					(32,657)	(32,657)
Balance March 31, 2013	38,421,362	12,148	3,119,780	345,000	(4,139,037)	(662,109)

See accompanying notes to the unaudited consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FOR THE PERIOD
FROM APRIL 6, 1998 (INCEPTION THROUGH MARCH 31, 2013)

	For the Three Months Ended 31 March, 2013	For the Three Months Ended 31 March, 2012	Cumulative for The Period from April 6, 1998 (Inception) Through March 31, 2013
Cash flows from operating activities
Net loss	(32,657)	(31,165)	(4,139,037)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,310
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Gain on disposal of subsidiary	-	-	-
Investments in mining claims acquired		-	(652,000)
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Shares issued for investments acquired	-	-	2,500
Shares issued for services received	-	-	756,826
Additional paid-in-capital realized on shares issued	-	-	606,450
Write down of investment to net realizable value	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	13,301	(5,216)	24,631
Increase/ (decrease) in due to related parties	46,505	29,277	1,278,220
Increase in payables and accruals	(29,405)	(2,158)	450,808
Net cash (used in) provided by operating activities	(2,256)	(9,262)	(1,039,554)

See accompanying notes to the unaudited consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FOR THE PERIOD
FROM APRIL 6, 1998 (INCEPTION THROUGH MARCH 31, 2013)

	For the Three Months Ended 31 March, 2013	For the Three Months Ended 31 March, 2012		Cumulative for The Period from April 6, 1998 (Inception) Through March 31, 2013
Cash flow used in investing activities
Property rights acquired for resale	-		-	(375,209)
Increase in deferred assets	-		-	(12,507)
Purchase of property and equipment	-		-	(20,238)
Purchase of investment	-		-	(20,000)
Net cash used in investment activities	-		-	(427,954)

Cash flows from financing activities
Issuance of stock				1,406,600
Wells Fargo Business Line	(112)		1,522	8,447
Payments made on long term loan			(1,542)	52,985
Net cash (used in) provided by financing activities	(112)		(20)	1,468,032

Net increase/ (decrease) in cash	(2,368)		(9,282)	524
Cash and Cash Equivalents, beginning of period	2,892		10,175
Cash and Cash Equivalents, end of period	$524		893	$524
Cash paid for interest	$-	$		$54,665

See accompanying notes to the unaudited consolidated financial statements.

Asia Properties, Inc.

Notes to the Financial Statements

March 31, 2013

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

2. Going Concern

Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The Company had a net loss of $32,657 and had a negative working capital of ($1,287,109) and stockholders’ deficit of $662,109 at March 31, 2013. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties’ existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2012. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Mining Claims

The Company acquired for $35,000.00, the Banroy Gold Claim on July 18, 2011, consisting of 16 claims covering an area of 677.52 hectares, being valid for 2 years until June 22, 2013 in La Pause Township, Quebec, Canada.

On August 29, 2011, The Company acquired $590,000 and entered into a definitive agreement to acquire the 1325 acre King’s Point, North Block Mining Concession, located in Newfoundland, Canada consisting of 53 claims.

4. Related Party Transactions

For the three months ended March 31, 2013, Asia Properties accrued $15,000 for management fees to an officer and director of the Company. As of March 31, 2013, Asia Properties owed $1,083,677 in expense reimbursements, management fees and a note payable in the amount of $16,000 bearing an interest rate of 2% per month of $320. $960 for the quarter (included in the general administrative expense), to the officer and director of the Company.

5. Short-term Loan

The Company borrowed $50,000 from Capital One in February 2008. Required monthly payments are $1,739. As at March 31, 2013, the loan balance owed to Capital One was $36,230 (2012- $22,929).

6. Line of Credit

The Company has a revolving business line of credit payable to Wells Fargo Bank. As at March 31, 2013, $49,833 (2012- $49,945) was due to Wells Fargo Bank.

7. Commitments

The Company is committed to pay $100,000 towards mining exploration during the tenure of the King’s Point mining claim option as consideration for the acquisition of mining claims in Canada. The option for this claim was terminated September 26, 2013.

The Company rents an office in Bellingham Washington and an office in Hong Kong each costs $100 per month for rental.

Included in Due to Related Party is a promissory note for a total of $16,000 bearing an interest rate of 2% per month.

8. Subsequent Events

The Company dropped its option for the King’s Point Claim in October 2013.

The Company allowed the Banroy Gold claim to expire subsequent to the period end.

On August 25, 2014, the Company issued 408,000 common shares to settle a debt of $20,400 which included promissory notes of $14,000 plus accrued interest of $6,400.

On August 27, 2014, the Company issued 500,000 common shares in lieu of services rendered.

9. Comparative Figures

Prior year’s comparatives have been reclassified to conform to current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Asia Properties, Inc was originally established to seek opportunities to invest in real estate and develop resorts in South East Asia. The Company has on July 1, 2011 restructured itself into a junior mining exploration company.

At the moment, it intends to deploy Asian based capital to develop and acquire mining assets in North America and other favourable mining jurisdictions.

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the three-month period ended March 31, 2013 or during last two years.

4

Expenses

We incurred general and administrative expenses of $15,695 for the three-month period ended March 31, 2013, as compared to $16,165 for the same period in 2012, a decrease of $469 or 3%.

Our management fees remained the same at $15,000 for the three-months ended March 31, 2013 as for last year.

We incurred professional fees of $1,962 during either quarter.

Liquidity and Capital Resources

As at March 31, 2013, we had cash of $524.

Cash Used in Operating Activities

Net cash used in operating activities was $2,256 for the three-month period ended March 31, 2013. For the same period in 2012, there was net cash used of $9,262. For the period from April 6, 1998 (inception) to March 31, 2013, net cash used in operating activities was $1,039,554.

Cash Used in Investing Activities

We did not incur any investment costs in the three-month period ended March 31, 2013 or March 31, 2012. Net cash used in investing activities was $427,954 for the period from April 6, 1998 (inception) to March 31, 2013.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the three months ended March 31, 2013. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

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

5

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

No stock was sold for valuable consideration during the three months ended March 31, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three months ended March 31, 2013.

Item 5. Other Information.

None.

6

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit

31.1	Certification of principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

By:	/s/ Daniel McKinney
Daniel Mckinney
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

Date: January 5, 2015

8