Form 10-Q
period 2013-06-30
ASIA PROPERTIES INC
filed 2015-01-05
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2013

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2013 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

 FORM 10-Q

 QUARTER ENDED JUNE 30, 2013

Page
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	F-1

Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	F-1

Consolidated Statements of Comprehensive Loss for the three and six month periods ended June 30, 2013 and 2012 and for the period from inception through June 30, 2013	F-2

Consolidated Statements of Stockholders’ Deficit for the period from December 31, 2004 through June 30, 2013	F-4

Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2013 and 2012 and for the period from April 6, 1998 (Inception) through June 30, 2013	F-5

Selected notes to consolidated financial statements	F-9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	5

Item 4. Controls and Procedures	5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	5

Item 2. Unregistered Sales of Equity Securities and Proceeds	5

Item 3. Default upon Senior securities	5

Item 4. Submission of Matters to a Vote of Security Holders.	5

Item 5. Other Information.	5

Item 6. Exhibits	5

3

PART I

FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013	December 31, 2012
Assets
Current
Cash and cash equivalents	$471	$2,892
Total Current Assets	471	2,892

Due from related party	-	-
Investments	625,000	625,000

Total Assets	$625,471	$627,892

Liabilities and Stockholder’s equity

Current liabilities
Other payables and accrued liabilities	$118,852	$147,298
Line of Credit	49,919	49,945
Short Term Loans	32,491	22,929
Amount due to Related Parties	1,113,152	1,037,172
Total Current liabilities	1,314,414	1,257,344

Stockholders’ Deficit
Common stock, $0.001 par value, 1,000,000,000 shares 38,421,362 issued and outstanding at June 30, 2013 and December 31, 2012	12,148	12,148
Additional paid in capital	3,119,780	3,119,780
Donated Capital	345,000	345,000
Deficit accumulated during the development stage	(4,165,870)	(4,106,380)
	(688,942)	(629,452)

Total liabilities and stockholders’ deficit	$625,471	$627,892

See accompanying notes to the financial statements

F-1

ASIA PROPERTIES, INC

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

	For the three months ended June 30, 2013	For the three months ended June 30, 2012
Revenue	$-	$-

Operating expenses
General and administrative expenses	9,271	10,425
Commission expenses
Management fees	15,000	15,000
Professional fees	868	298
Consulting fees	1,694
Total operating expenses	26,833	25,723

Loss from operations	(26,833)	(25,723)
Interest income	-	-
Gain on disposal of subsidiary	-	-
Gain on settlement of debt	-	-
Income taxes recovered	-	-
Write-down of property and equipment	-	-
Net comprehensive loss	$(26,833)	$(25,723)

See accompanying notes to the financial statements

F-2

ASIA PROPERTIES, INC

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the Six Months Ended June 30, 2013		For the Six Months Ended June 30, 2012		For the Period April 6, 1998 (Inception) Through June 30, 2013
Revenue	$		$			$(46,463)

Operating expenses
General and administrative		24,966		26,591		1,926,018
Commission Expenses		-		-		42,000
Management Fees		30,000		30,000		1,313,614
Professional Fees		2,830		297		823,028
Consulting		1,694		-		216,455
Total operating expenses		59,490		56,888		4,321,116

Loss from operations		(59,490)		(56,888)		(4,367,548)
Interest income		-		-		3,294
Disposal of subsidiary		-		-		27,120
Gain on settlement of debt		-		-		178,307
Income taxes recovered		-		-		595
Write-down of property and equipment		-		-		(7,639)
Net Comprehensive Loss		$(59,490)		$(56,888)		$(4,165,870)

Weighted average number of shares outstanding -basic and diluted		38,421,362		38,421,362

basic and diluted loss per share		$(0.0015)		$(0.0015)	$

See accompanying notes to the financial statements

F-3

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FROM DECEMBER 31, 2004 THROUGH JUNE 30, 2013

			Additional
	Common Stock		Paid In	Donated
	Number of	Amount	Capital	Capital	Deficit	Total
	shares	$	$	$	$	$
Balance December 31, 2004	30,076,112	7,519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	160,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	200,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	2,400,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	180,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,400,000	1,050	523,950	-	-	525,000
Finders fee paid	4,200,000	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)

Balance, December 31, 2005	38,616,112	9,654	3,622,774	330,000	(2,312,773)	1,649,655

Option exercised for cash at $1.00 per share	160,000	40	39,960	-	-	40,000
Issued for cash at $1.00	420,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)

Balance December 31, 2006	39,196,112	9,799	3,767,629	345,000	(2,565,051)	1,557,377

Issued for cash at $1.00	220,000	55	54,945	-	-	55,000
Finders fee paid	11,000	3	2,747	-	-	2,750
4 for 1 split on 16 April		-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)

Balance December 31, 2007	39,115,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867

Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)

Balance December 31, 2008	35,411,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)

Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the period	-	-	-	-	(114,528)	(114,528)

Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)

Issued for services	350,000	350	52,150	-	-	52,500
Net loss for the period	-	-	-	-	(179,258)	(179,258)

Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,074)	(751,146)

Net loss for the period	-	-	-	-	(32,957)	(32,957)

Issued for properties at $0.05 per share	500,000	500	24,500	-	-	25,000
Issued for properties at $0.245 per share	2,000,000	2,000	488,000	-	-	490,000
Issued for commission at $0.21 per share	200,000	200	41,800	-	-	42,000
Net comprehensive loss for the year	-	-	-	-	(244,512)	(244,512)

Balance December 31, 2011	38,421,362	12,148	3,119,780	345,000	(3,915,588)	(438,659)

Net comprehensive loss for the year					(190,792)	(190,792)

Balance December 31, 2012	38,421,362	12,148	3,119,780	345,000	(4,106,380)	(629,452)

Net loss for the quarter					(32,657)	(32,657)

Balance March 31, 2013	38,421,362	12,148	3,119,780	345,000	(4,139,037)	(662,109)

Net loss for the quarter					(26,833)	(26,833)

Balance June 30, 2013	38,421,362	12,148	3,119,780	345,000	(4,165,870)	(688,942)

See accompanying notes to the financial statements

F-4

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

	For The Three Months Ended June 30, 2013	For The Three Months Ended June 30, 2012
Cash flows used in operating activities
Net loss	$(26,833)	$(25,723)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-
Cancellation of shares issued for property rights	-	-
Deferred assets amortized	-	-
Depreciation	-	-
Donated management services	-	-
Gain on settlement of debt	-	-
Gain on disposal of subsidiary	-	-
Investments in mining claims acquired	-	-
Investment written off	-	-
Property rights written off	-	-
Shares issued for investments acquired	-	-
Shares issued for services received	-	-
Additional paid-in-capital realized on shares issued	-	-
Write down of investment to net realizable value	-	-
Write down of property and equipment	-	-
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(3,739)	(5,216)
Increase/ (decrease) in due to related parties	29,473	18,863
(Decrease) Increase in accounts payable and accrued liabilities	960	11,321
Net cash used in operating activities	$(139)	$(935)

See accompanying notes to the financial statements

F-5

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012
Cash flow used in investing activities
Property rights acquired for resale	-	-
Increase in deferred assets	-	-
Cash flow used in investing activities (Continued)	-	-
Purchase of property and equipment	-	-
Purchase of investment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Issuance of stock		-
Wells Fargo Business Line	86	1,585
Payments made on long term loan		(503)
Advances from related party	-	-
Net cash provided by (used in) financing activities	86	1,082

Net increase/ (decrease) in cash	$(53)	$147
Cash, beginning of period	$524	$893
Cash, end of period	$471	$1,040

See accompanying notes to the financial statements

F-6

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the Six months ended June 30, 2013	For the Six months ended June 30, 2012	Cumulative total since inception
Cash flows used in operating activities
Net loss	$(59,490)	(55,688)	$(4,219,870)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,310
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Gain on disposal of subsidiary	-	-	-
Investments in mining claims acquired	-	-	(652,000)
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Shares issued for investments acquired	-	-	2,500
Shares issued for services received	-	-	756,826
Additional paid-in-capital realized on shares issued	-	-	606,450
Write down of investment to net realizable value	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	9,562	(10,432)	(1,645)
Increase/ (decrease) in due to related parties	75,980	47,960	1,297,694
Increase in payables and accruals	(28,446)	9,163	484,306
Net cash used in operating activities	(2,394)	(11,126)	(1,039,692)

See accompanying notes to the financial statements

F-7

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the Six months ended June 30, 2013	For the Six months ended June 30, 2012	Cumulative for the Period from April 6, 1998 (Inception) through June 30, 2013
Cash flow used in investing activities
Property rights acquired for resale	-	-	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of investment	-	-	(20,000)
Net cash used in investment activities	-	-	(427,954)

Cash flows from financing activities
Issuance of stock	-	-	1,406,600
Wells Fargo Business Line	(27)	3,107	8,532
Payments made on long term loan	-	(2,045)	52,985
Net cash used in financing activities	(27)	1,062	1,468,117

Net increase/ (decrease) in cash	$(2,421)	$(9,135)	471
Cash, beginning of period	$2,892	$10,175	-
Cash, end of period	$471	$1,040	471

See accompanying notes to the financial statements

F-8

Asia Properties, Inc.

Notes to the Financial Statements

June 30, 2013

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

2. Going Concern

Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The Company had a net loss of $59,490 and had a negative working capital ($1,313,943) and stockholders’ deficit of $688,942 at June 30, 2013. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties’ existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2013. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Mining Claims

The Company acquired the Banroy Gold Claim on July 18, 2011 for $35,000, consisting of 16 claims covering an area of 677.52 hectares, being valid for 2 years until June 22, 2013 in La Pause Township, Quebec, Canada.

On August 29, 2011, The Company entered into a definitive agreement to acquire the 1325 acre King’s Point for $590,000, North Block Mining Concession, located in Newfoundland, Canada consisting of 53 claims.

4. Related Party Transactions

For the six months ended June 30, 2013, Asia Properties accrued $30,000 salary to its CEO. As of June 30, 2013, Asia Properties owed its CEO $1,113,152 in expense reimbursements, management fees and a note payable in the amount of $16,000 (2012 - $1,037,172) bearing an interest at 2% per month. The interest expense of $320 per month and $960 per quarter is included in the general administrative expense.

5. Short-term Loan

The Company borrowed $50,000 from Capital One in February 2008. Required monthly payments are $1,739. As at June 30, 2013, the loan balance owed to Capital One was $32,491 (2012 - $22,929).

6. Line of Credit

The Company has a revolving business line of credit payable to Wells Fargo Bank. As at June 30, 2013, $49,919 (2012 - $49,945) was due to Wells Fargo Bank.

F-9

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

The Company allowed its Banroy Gold claim to expire subsequent to the period end.

On August 25, 2014, the Company issued 408,000 common shares to settle a debt of $20,400 which included promissory notes of $14,000 plus accrued interest of $6,400.

On August 27, 2014, the Company issued 500,000 common shares in lieu of services rendered.

F-10

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the three-month period ended June 30, 2013 or during last two years.

Expenses

We incurred general and administrative expenses of $9,271 for the three-month period ended June 30, 2013 (2012 - $10,425) and decrease of $1,154 or 11%.

Our management fees remained the same at $15,000 for the three-months ended June 30, 2013 as for last year.

We incur professional fees of $868 during the three month ended June 30, 2013 (2012 - $298).

We incur consultancy fees of $1,694 during the three month ended June 30, 2013(2012-$nil).

Liquidity and Capital Resources

As at June 30, 2013, we had cash of $471 (2012 - $2,892).

Cash Used in Operating Activities

Net cash used in operating activities was $139, for the three month period ended June 30, 2013 (2012 - $935).

Cash Used in Investing Activities

We did not incur any investment costs in the three-month period ended June 30, 2013 or June 30, 2011. Net cash used in investing activities was $427,954 for the period from April 6, 1998 (inception) to June 30, 2013.

Cash from Financing Activities

For the three month period ended June 30, 2013, the Company received $86 (2012 - $1,082) in financing activities. In the six month period ended June 30, 2013, the Company paid $27 (2012 - $1062 in repayments) in financing activities. We have funded our business to date primarily from sales of our common stock but did not issue any common stock during the six month period ended June 30, 2013. There is no assurance that we will be able to achieve further sales of our common stock or any other form of additional financing.

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

4

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

No stock was sold for valuable consideration during the six months ended June 30, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the six months ended June 30, 2013.

5

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

7