Form 10-Q
period 2013-09-30
ASIA PROPERTIES INC
filed 2015-01-05
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of December 12, 2014, the issuer had 42,829,362 shares of common stock outstanding.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2013

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2013 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2013

Page
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	F-1

Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	F-1

Consolidated Statements of Statement of Operations for the three and nine month periods ended September 30, 2013 and 2012 and for the period from April 6, 1998 (Inception) through September 30, 2013	F-2

Consolidated Statements of Stockholders’ Deficit for the period from December 31, 2004 through September 30, 2013	F-4

Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2013 and 2012 and for the period from April 6, 1998 (Inception) through September 30, 2013	F-5

Selected notes to unaudited consolidated financial statements	F-9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	5

Item 4. Controls and Procedures	5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	5

Item 2. Unregistered Sales of Equity Securities and Proceeds	5

Item 3. Default upon Senior securities	5

Item 4. Submission of Matters to a Vote of Security Holders.	5

Item 5. Other Information.	6

Item 6. Exhibits	6

3

PART I

FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	(Unaudited) September 30, 2013	December 31, 2012
Assets
Current
Cash	$2,545	$2,892
Total Current Assets	2,545	2,892

Investments in mining claims	625,000	625,000

Total Assets	$627,545	$627,892

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	119,813	147,298
Line of Credit	49,900	49,945
Short Term Loans	29,988	22,929
Due to Related Party	1,139,110	1,037,172
Total Current liabilities	$1,338,811	$1,257,344

Stockholders’ Deficit
Common stock, $0.001 par value, 1,000,000,000 shares 41,921,362 and 38,421,362 common shares issued and outstanding at September 30, 2013 and December 31, 2012.	15,648	12,148
Additional paid in capital	3,291,280	3,119,780
Donated Capital	345,000	345,000
Deficit accumulated during the development stage	(4,363,194)	(4,106,380)
	(711,266)	(629,452)

Total Liabilities and Stockholders’ Deficit	$627,545	$627,892

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For The Three Months Ended September 30, 2013	For The Three Months Ended September 30, 2012
Operating expenses

General and administrative	$9,395	$20,562

Management fees	15,000	15,000

Professional fees	1,429	12,338

Consulting	171,500	1,261

Total operating expenses	197,324	49,161

Loss from operations	(197,324)	(49,161)

Net loss	$(197,324)	$(49,161)

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH SEPTEMBER 30, 2013

	Note	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	Cumulative for The Period from April 6, 1998 (Inception) Through September 30, 2013
Revenue		$-	$-	$(46,432)

Operating expenses
General and administrative expenses		34,362	47,153	1,935,414
Commissions				42,000
Management fees		45,000	45,000	1,328,614
Professional fees		4,258	12,635	824,456
Consulting fees		173,194	1,261	387,955
Total operating expenses		256,814	106,049	4,518,439

Loss from operations		(256,814)	(106,049)	(4,564,871)

Interest income		-	-	3,294
Gain on disposal of subsidiary		-	-	27,120
Gain on settlement of debt		-	-	178,307
Income taxes recovered		-	-	595

Write-down of property and equipment		-	-	(7,639)

Net comprehensive loss		$(256,814)	$(106,049)	$(4,363,194)

Weighted average number of shares:
Basic and diluted		41,921,362	38,421,362

Net loss per share – Basic and diluted		(0.0061)	(0.0028)

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FROM DECEMBER 31, 2004 THROUGH SEPTEMBER 30, 2013

			Additional
	Common Stock		Paid In	Donated
	Number of shares	Amount $	Capital $	Capital $	Deficit $	Total $
Balance December 31, 2004	30,076,112	7,519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	160,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	200,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	2,400,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	180,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,400,000	1,050	523,950	-	-	525,000
Finders fee paid	4,200,000	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)

Balance, December 31, 2005	38,616,112	9,654	3,622,774	330,000	(2,312,773)	1,649,655

Option exercised for cash at $1.00 per share	160,000	40	39,960	-	-	40,000
Issued for cash at $1.00	420,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)

Balance December 31, 2006	39,196,112	9,799	3,767,629	345,000	(2,565,051)	1,557,377

Issued for cash at $1.00	220,000	55	54,945	-	-	55,000
Finders fee paid	11,000	3	2,747	-	-	2,750
4 for 1 split on 16 April		-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)

Balance December 31, 2007	39,115,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867

Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)

Balance December 31, 2008	35,411,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)

Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the period	-	-	-	-	(114,528)	(114,528)

Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)

Issued for services	350,000	350	52,150	-	-	52,500
Net loss for the period	-	-	-	-	(179,258)	(179,258)

Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,074)	(751,146)

Net loss for the period	-	-	-	-	(32,957)	(32,957)

Issued for properties at $0.05 per share	500,000	500	24,500	-	-	25,000
Issued for properties at $0.245 per share	2,000,000	2,000	488,000	-	-	490,000
Issued for commission at $0.21 per share	200,000	200	41,800	-	-	42,000
Net comprehensive loss for the year	-	-	-	-	(244,512)	(244,512)

Balance December 31, 2011	38,421,362	12,148	3,119,780	345,000	(3,915,587)	(438,659)

Net comprehensive loss for the year	-	-	-		(190,792)	(190,792)

Balance December 31, 2012	38,421,362	12,148	3,119,780	345,000	(4,106,380)	(629,452)

Net loss for the quarter	-	-	-		(32,657)	(32,657)

Balance March 31, 2013	38,421,362	12,148	3,119,780	345,000	(4,139,037)	(662,109)

Net loss for the quarter	-	-	-		(26,833)	(26,833)

Balance June 30,2013	38,421,362	12,148	3,119,780	345,000	(4,165,870)	(688,942)

Net loss for the quarter	-	-	-	-	(197,324)	(197,324)
Issued for liability	3,500,000	3500	171,500	-	-	175,000

Balance September 30, 2013	41,921,362	15,648	3,291,280	345,000	(4,363,194)	(711,266)

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For The Three Months Ended September 30, 2013	For The Three Months Ended September 30, 2012
Cash flows used in operating activities
Net loss	$(197,324)	$(49,161)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-
Cancellation of shares issued for property rights	-	-
Deferred assets amortized	-	-
Depreciation	-	-
Donated management services	-	-
Gain on settlement of debt	-	-
Gain on disposal of subsidiary	-	-
Investments in mining claims acquired	-	-
Investment written off	-	-
Property rights written off	-	-
Shares issued for investments acquired	-	-
Shares issued for services received	171,500	-
Additional paid-in-capital realized on shares issued	-	-
Write down of investment to net realizable value	-	-
Write down of property and equipment	-	-
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(2,503)	(5,216)
Increase/ (decrease) in due to related parties	25,958	58,407
(Decrease) Increase in accounts payable and accrued liabilities	4,461	(4944)
Net cash used in operating activities	$2,092	$(914)

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW-(Continued)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For The Three Months Ended September 30, 2013	For The Three Months Ended September 30, 2012
Cash flow used in investing activities
Property rights acquired for resale
Increase in deferred assets
Cash flow used in investing activities (Continued)
Purchase of property and equipment
Purchase of investment
Net cash used in investing activities	$-	$-

Cash flows from financing activities
Issuance of stock	-	-
Wells Fargo Business Line	(18)	1,824
Payments made on long term loan		(1,780)
Advances from related party	-	-
Net cash provided by (used in) financing activities	$(18)	$44

Net increase/ (decrease) in cash	$2,074	$(870)
Cash, beginning of period	$471	$1,040
Cash, end of period	$2,545	$170

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH SEPTEMBER 30, 2013

	For The Nine Months Ended September 30, 2013	For The Nine Months Ended September 30, 2012	Cumulative For The Period From April 6, 1998 (Inception) Through September 30, 2013
Cash flows used in operating activities
Net loss	$(256,814)	$(106,049)	$(4,191,694)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,310
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Gain on disposal of subsidiary	-	-	-
Investments in mining claims acquired	-	-	(652,000)
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Shares issued for investments acquired	-	-	2,500
Shares issued for services received	171,500	-	756,826
Additional paid-in-capital realized on shares issued	-	-	606,450
Write down of investment to net realizable value	-	-	37,400
Write down of property and equipment	-	-	7,639

Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	7,059	(15,648)	(4,147)
Increase/ (decrease) in due to related parties	101,938	106,367	1,323,652
Increase in accounts payable and accrued liabilities	(23,985)	(4,219)	485,266
Net cash used in operating activities	$(302)	$(11,111)	$(1,041,099)

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW-(Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH SEPTEMBER 30, 2013

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	Cumulative For the period from April 6, 1998 (Inception) through September 30, 2013
Cash flow used in investing activities
Property rights acquired for resale	-	-	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of investment			(20,000)
Net cash used in investing activities	$-	$-	$(427,954)

Cash flows from financing activities
Issuance of stock	-	-	1,410,100
Wells Fargo Business Line	(45)	4,931	8,514
Payments made on long term loan	-	(3,825)	52,985
Net cash provided by (used in) financing activities	$(45)	$1,106	$1,471,599

Net increase/ (decrease) in cash	$(347)	$(10,005)	$2,,546
Cash, beginning of period	$2,892	$10,175
Cash, end of period	$2,545	$170	$2,546

See accompanying notes to the financial statements.

Asia Properties, Inc.

(A Development Stage Company)

 Notes to the Financial Statements

September 30, 2013

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

2. Going Concern

Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The Company had a net loss of $256,814 for the nine months ended September 30, 2013 and had a negative working capital of ($1,336,266) and stockholders’ deficit of $711,266 at September 30, 2013. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties’ existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2013. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Mining Claims

The Company acquired the Banroy Gold Claim on July 18, 2011 for $35,000, consisting of 16 claims covering an area of 677.52 hectares, being valid for 2 years until June 22, 2013 in La Pause Township, Quebec, Canada.

On August 29, 2011, The Company entered into a definitive agreement to acquire the 1325 acre King’s Point, North Block Mining Concession for $590,000, located in Newfoundland, Canada consisting of 53 claims.

4. Related Party Transactions

For the three months ended September 30, 2013, the Company accrued $15,000 in management fees to its president and CEO. For the nine months ended September 30, 2013, the Company accrued $45,000 in management fees to its president and CEO. As of September 30, 2013, Asia Properties owed its CEO $1,139,110 (2012 - $1,037,172) in expense reimbursements, management fees and a note payable in the amount of $16,000 bearing interest at 2% per month of $320.

5. Short-term Loan

The Company borrowed $50,000 from Capital One in February 2008. Required monthly payments are $1,739. As at September 30, 2013, the loan balance owed to Capital One was $29,988 (2012- $22,929).

6. Line of Credit

The Company has a revolving business line of credit payable to Wells Fargo Bank. As at September 30, 2013 and 2012, $49,900 and $49,945 was due to Wells Fargo Bank.

7. Commitments

The Company is committed to pay $100,000 towards mining exploration during the tenure of the King’s Point mining claim option as consideration for the acquisition of mining claims in Canada. The option for this claim was terminated September 26, 2013.

The Company rents an office in Bellingham Washington and an office in Hong Kong each costs $100 per month for rental.

On December 31, 2012, included in Due to Related Party is a promissory note for a total of $16,000 bearing an interest rate of 2% per month. During the quarter ended September 30, 2013, the Company settled $3,500 of the promissory note by issuance of common stock.

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the nine-month period ended September 30, 2013 or during last two years.

Expenses

During the three month period ended September 30, 2013, the Company incurred general and administrative expenses of $9,395 (2012 - $20,562), management fees of $15,000 (2012 - $15,000), professional fees of $1,429 (2012 – $12,338), and consulting fees of $171,500 (2012 - $1,261).

We incurred general and administrative expenses of $34,362 for the nine-month period ended September 30, 2013, as compared to $47,153 for the same period in 2012 a decrease of $12,791 or 28%.

Our management fees remained the same at $45,000 for the nine-months ended September 30, 2013 and 2012.

We incurred consulting fees of $173,194 (2012- $1,261) and professional fees of $4,258(2012 – 12,635) during the nine month period ended September 30, 2013.

Liquidity and Capital Resources

As at September 30, 2013, the Company had cash and cash equivalents of $2,545(2012 - $2,892).

Cash Used in Operating Activities

Net cash inflow from operating activities in the three months ended September 30, 2013 was $2,092 (2012 - $914) due to a major expense being settled in common shares. Net cash used in operating activities in the nine-month period ended September 30, 2013 was $302 (2012 - $11,111 cash inflow due to related party advances).

Cash Used in Investing Activities

No funds were used in investing activities for the three month period ended September 30, 2013 (2012 -nil). Again, no funds were used in investing activities for the nine month period ended September 30, 2013 (2012 - nil).

Cash from Financing Activities

For the three month period ended September 30, 2013, the Company paid out $18 (2012 - $44 cash inflow) in financing activities. In the nine month period ended September 30, 2013, the Company paid out $45 (2011 - $1,106 cash inflow) in financing activities. We have funded our business to date primarily from sales of our common stock. We issue a common stock during the nine month period ended September 30, 2013. There is no assurance that we will be able to achieve further sales of our common stock or any other form of additional financing.

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

4

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 26, 2013, the Company issued 3,500,000 common shares with a fair value of $175,000 to settle a debt of $3,500 and for consulting fees of $171,500.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the nine months ended September 30, 2013.

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