Form 10-K
period 2013-12-31
ASIA PROPERTIES INC
filed 2015-01-05
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: As of December 12, 2014, the aggregate market value of the voting and non-voting common equity was $3,457,922

The number of shares outstanding of each of the issuer’s classes of common equity: As of December 12, 2014, there were 42,829,362 shares of Common Stock outstanding.

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

This annual report on Form 10-K contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-K, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-K. Among such risks and uncertainties is the risk that the Company will not complete its proposed Business Plan that its management is adequate to carry out its Business Plan and that there will be adequate capital. Since the Company is a ‘penny stock’ company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to the Company.

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

Industry

Asia Properties, Inc (“the Company”) was established to seek opportunities to invest in real estate.

Our Planned Operations

We intend to acquire and seek opportunities to invest in real estate.

Website

We currently maintain a website at www.asiaprop.com.

Revenues

Currently we have no revenue generating assets.

Employees

We administer our business through consulting arrangements with our company’s officers, directors, other individuals and one full-time employee.

Consultants

During the year ended December 31, 2013, the Company spent $Nil on consultants.

Offices

We maintain two offices, one at 119 N Commercial Street, Suite 190-115, Bellingham, Washington 98225, telephone number (360) 392-2841.

Our second office is at Two Exchange Square, 8th Floor, 8 Connaught Place, Central, Hong Kong, a shared serviced office leased from The Executive Centre.

ITEM 1A. Risk Factors

1. We lack an operating history for our current business and have losses we expect to continue into the future. There is no assurance our future operations will be profitable. If we cannot generate sufficient revenues to operate profitably, you will lose your investment.

While we were incorporated in 1998, we have just initiated our business operations. Therefore our current operating history cannot be used to determine our future success or failure. Our net loss since inception is $4,917,375. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to secure profitable business investments and opportunities. Based upon current plans, we expect to incur operating losses in the immediate future because we will be incurring expenses which will exceed our revenues. If we cannot generate a profit, we will have to suspend or cease operations and you will lose your investment.

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

All of our operations are in China. This exposes us to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in laws and regulations, exposure to possible expropriation or other government actions, and unsettled political conditions. These factors may have a material adverse effect on our operations or on our business, results of operations and financial condition.

4. Our international expansion plans subject us to risks inherent in doing business internationally.

Our long-term business strategy relies on securing investment opportunities in China. We are faced by challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could harm our business efforts, and materially and adversely affect our operating results and financial condition.

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

6. If relations between the United States and China change for the worse, our stock price may decrease and we may have difficulty accessing the U.S. capital markets.

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

The financial turmoil following the Wall Street failures has made it very difficult for us to secure financing for our business ventures. This will adversely affect our market capitalization and, therefore, the price of our shares. We plan to engage other similar projects when the viability to finance such projects returns.

14. Because our President and Chief Executive Office, Daniel McKinney, is our only employee at this time, any change in his status with our Company will negatively affect both the operations of our Company as well as our ability to secure funding in the future.

Any change in our sole employee, Daniel McKinney’s involvement with our Company may negatively affect our operations and our ability to execute our business plan. This may affect the value of shares in our Company.

ITEM 2. DESCRIPTION OF PROPERTY

The Company acquired the Banroy Gold Claim on 18 July, 2011, consisting of 16 claims covering an area of 677.52 hectares, being valid for two years until June 22, 2013 in La Pause Township, Quebec, Canada. The Company allowed the claims to lapse and therefore wrote off its acquisition costs of $35,000.

On August 29, 2011, the Company entered into a definitive agreement to acquire the 536 hectare King’s Point, North Block Mining Concession, located in Newfoundland, Canada consisting of 53 claims. The Company elected to drop its option for the King’s Point Claim which was disclosed in its October 10, 2013 8K filing and therefore wrote off its acquisition costs of $590,000.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

During the period covered by this report, no matters requiring a vote were submitted to security holders by means of the solicitation of proxies.

PART II

ITEM 5. MARKET FOR REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-the-Counter Pink Sheets under the symbol “ASPZ”.

As of December 31, 2013, we had approximately 90 shareholders on record.

Presented below is the high and low bid information of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Common Stock
	High	Low
Fiscal Year Ending December 31, 2013
First Quarter	$0.03	$0.01
Second Quarter	$0.09	$0.01
Third Quarter	$0.09	$0.02
Fourth Quarter	$0.06	$0.01
Fiscal Year Ending December 31, 2012
First Quarter	$0.09	$0.07
Second Quarter	$0.05	$0.05
Third Quarter	$0.04	$0.04
Fourth Quarter	$0.03	$0.01

We were given our trading symbol “ASPZ” to trade on the NASD OTC Pink Sheets in January, 1999.

On December 31, 2013, the last price of our common stock as reported on the OTCQB was $0.02 per share.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We have paid stock dividends in April 2007 comprising of one share in Hertz Controller Technologies Corporation for every two shares of Common Stock held in our Company.

Recent Sales of Unregistered Securities

On September 26, 2013, the company issued 3,500,000 shares valued at $175,000, based on the current market price of $0.05, to settle a debt of $3,500 and for consulting fees of $171,500, which have been charged to the statement of comprehensive loss.

Section 15(g) of the Securities Exchange Act of 1934

Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Transfer agent

Our Transfer Agent is Transfer Online, Inc., 512 SE Salmon Street, Portland, OR 97214.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

We did not generate revenues from operations in 2013 or 2012. We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. (“US GAAP”) The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.

Liquidity and Capital Resources

We are a development stage company and management has devoted considerable effort to find profitable investment opportunities. As of the date of this report, we have initiated operations, but have not generated any revenues. During 2011 we acquired a number of gold mining claims in Canada, which were subsequently abandoned or expired, and will continue to look into acquiring claims in Canada and the Philippines as opportunities arise.

We had a net loss of $810,995 (2012- $190,793) for the year ended December 31, 2013. As of December 31, 2013, we had cash of $5,475 (2012- $2,892) and total assets of $5,475 (2012- $627,893) and total liabilities of $1,270,922 (2012- $1,257,344). Our negative working capital is $1,265,447 (2012- $1,254,452) and stockholders’ deficit was $1,265,447 (2012- $629,452).

Results of Operations

We had no revenues in 2013 or 2012.

The Company incurred general and administrative expenses of $42,590(2012 - $69,064), management fees of $60,000 (2012 - $60,000), professional fees of $11,905 (2012 - $30,729) and consulting fees of $171,500 (2012 - $31,000) in fiscal 2013.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the Company accrued management fees of $60,000 (2012 - $60,000) to the Chief Executive Officer (“CEO”) and sole director of the Company. As of December 31, 2013, the Company owed its CEO $1,172,279 (2012 - $1,037,172) for expense reimbursements and accrued management fees, which are reflected as due to related party on the balance sheet. These advances are unsecured, non-interest bearing and payable upon demand.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our annual consolidated financial statement as of December 31, 2013 and 2012, begins on page 11 of this Annual Report on Form 10-K.

PART II

ITEM 8.  FINANCIAL STATEMENTS.

Asia Properties, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Asia Properties, Inc.

We have audited the accompanying consolidated balance sheet of Asia Properties, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statement of comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2013. Asia Properties, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asia Properties, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGOVERN, HURLEY, CUNNINGHAM, LLP

Chartered Accountants
Licensed Public Accountants

TORONTO, Canada
December 19, 2014

Asia Properties, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(Stated in US Dollars)

		2013	2012
	Note	US$	US$
Assets

Current
Cash and cash equivalents		$5,475	$2,892
Total current assets		5,475	2,892
Investments in mining claims	3	-	625,000

Total assets		$5,475	$627,892

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities		$34,038	$131,298
Notes payable	7	12,500	16,000
Line of credit	6	49,340	49,945
Short term loan	4	2,765	22,929
Due to related party	5	1,172,279	1,037,172

Total current liabilities		1,270,922	1,257,344

Commitments and contingencies	9
Stockholders’ deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized (41,921,362 and 38,421,362 common shares issued and outstanding at December 31, 2013 and 2012)	8	15,648	12,148
Additional paid - in capital	8	3,291,280	3,119,780
Donated capital		345,000	345,000
Deficit accumulated during the development stage		(4,917,375)	(4,106,380)
Total stockholders’ deficit		(1,265,447)	(629,452)

Total liabilities and deficit		$5,475	$627,892

See accompanying notes to the consolidated financial statements.

Asia Properties, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH DECEMBER 31, 2013

(Stated in US Dollars)

				Cumulative
				Total
		Year Ended		Since
		December 31,		Inception
		2013	2012
	Note	US$	US$	US$

Revenue		$-	$-	$(46,432)

Operating expenses
General and administrative		42,590	69,064	1,943,642
Commissions		-	-	42,000
Management fees	5	60,000	60,000	1,343,614
Professional fees		11,905	30,729	832,103
Consulting fees	8	171,500	31,000	386,261
Total operating expenses		285,995	190,793	4,547,620

Loss from operations		(285,995)	(190,793)	(4,594,052)

Interest income		-	-	3,294
Gain on disposal of subsidiary		-	-	27,120
Gain on settlement of debt		-	-	178,307
Income taxes recovered		-	-	595
Write-off of investments in mining claims	4	(525,000)	-	(525,000)
Write-down of property and equipment		-	-	(7,639)

Net comprehensive loss		$(810,995)	$(190,793)	$(4,917,375)

Weighted average number of shares:
Basic and diluted		39,341,910	38,421,362

Net loss per share – Basic and diluted		(0.02)	(0.0049)

See accompanying notes to the consolidated financial statements.

Asia Properties, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM DECEMBER 31, 2004 THROUGH DECEMBER 31, 2013

			Additional
	Common Stock		Paid in	Donated
	Number of	Amount	Capital	Capital	Deficit	Total
	shares	$	$	$	$	$
Balance December 31, 2004	30,076,112	7,519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	160,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	200,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	2,400,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	180,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	1,400,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	4,200,000	1,050	523,950	-	-	525,000
Finders fee paid	-	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net comprehensive loss for the year	-	-	-	-	(247,792)	(247,792)
Balance, December 31, 2005	38,616,112	9,654	3,622,774	330,000	(2,312,773)	1,649,655
Option exercised for cash at $1.00 per share	160,000	40	39,960	-	-	40,000
Issued for cash at $1.00	420,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net comprehensive loss for the year	-	-	-	-	(252,278)	(252,278)
Balance December 31, 2006	39,196,112	9,799	3,767,629	345,000	(2,565,051)	1,557,377
Issued for cash at $1.00	220,000	55	54,945	-	-	55,000
Finders fee paid	11,000	3	2,747	-	-	2,750
4 for 1 split on 16 April		-	-	-	-	-
Shares cancelled on 24 October 2007	(312,000)	-	-	-	-	-
Net comprehensive loss for the year	-	-	-	-	(298,260)	(298,260)
Balance December 31, 2007	39,115,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867
Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net comprehensive loss for the year	-	-	-	-	(513,977)	(513,977)
Balance December 31, 2008	35,411,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)
Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net comprehensive loss for the year	-	-	-	-	(114,528)	(114,528)
Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)
Issued for services	350,000	350	52,150	-	-	52,500
Net comprehensive loss for the year	-	-	-	-	(179,259)	(179,259)
Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,075)	(751,147)
Issued for properties at $0.05 per share	500,000	500	24,500	-	-	25,000
Issued for properties at $0.245 per share	2,000,000	2,000	488,000	-	-	490,000
Issued for commission at $0.21 per share	200,000	200	41,800	-	-	42,000
Net comprehensive loss for the year	-	-	-	-	(244,512)	(244,512)
Balance December 31, 2011	38,421,362	12,148	3,119,780	345,000	(3,915,587)	(438,659)
Net comprehensive loss for the year					(190,793)	(190,793)
Balance December 31, 2012	38,421,362	12,148	3,119,780	345,000	(4,106,380)	(629,452)
Issued for debt settlement and services at $0.05 per share	3,500,000	3,500	171,500	-	-	175,000
Net comprehensive loss for the year	-	-	-	-	(810,995)	(810,995)
Balance December 31, 2013	41,921,362	15,648	3,291,280	345,000	(4,917,375)	(1,265,447)

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH DECEMBER 31, 2013

(Stated in US Dollars)

	For the year	For the year	Cumulative total
	ended December 31, 2013	ended December 31, 2012	since inception
	US$	US$	US$
Cash flows used in operating activities
Net loss	$(810,995)	$(190,793)	$(4,917,375)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,310
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Write-off of investments in mining claims	525,000	-	525,000
Shares issued for investments acquired	-	-	2,500
Shares issued for services received	171,500	-	928,326
Additional paid-in-capital realized on shares issued	-	-	606,450
Write down of investment to net realizable value	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities
Increase in payables and accruals	2,135	8,163	482,348
Net cash (used) in operating activities	(112,360)	(182,630)	(1,740,703)
Cash flow used in investing activities
Property rights acquired for resale	-	-	(375,209)
Investments in mining claims acquired	-	-	(625,000)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of investment	-	-	(20,000)
Net cash used in investing activities	-	-	(1,052,954)
Cash flows from financing activities
Issuance of stock	-	-	1,406,600
(Decrease) in short term loans	(20,164)	(18,862)	(8,834)
Increase in due to related parties	135,107	192,136	1,366,822
Additions to long term loan	-	8,559	8,559
(Payments) advances made on long term loan	-	(6,486)	52,985
Net cash (used in) provided by financing activities	114,943	175,347	2,826,132

Net increase/ (decrease) in cash	2,583	(7,283)	5,475
Cash and Cash Equivalents, beginning of year	2,892	10,175	-
Cash and Cash Equivalents, end of year	$5,475	$2,892	$5,475

Cash paid for interest	$-	$-	$54,665

See accompanying notes to the consolidated financial statements.

Asia Properties, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012
(Stated in US Dollars)

1.	Organization, Development Stage and Going Concern

Asia Properties, Inc. (the “Company”) was incorporated in Nevada, the United States of America on April 6, 1998. Our management intends to seek opportunities to invest in real estate. The Company currently does not hold any material property interests.

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future loses are anticipated as the Company has not yet been able to generate revenue. In addition, as of December 31, 2013, the Company has a working capital deficiency of $1,265,447 (2012 -$1,254,452) and an accumulated deficit of $4,917,375 (2012 -$4,106,380). The Company’s ability to continue, as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustment could be material.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements using the accrual method of accounting for financial reporting purposes. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America (“US GAAP”) and have been consistently applied in the presentation of financial statements. The Company’s functional and reporting currency is the United States dollar.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary, Asia Properties (HK) Limited. All significant inter – company balances and transactions were eliminated on consolidation.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The significant areas requiring the use of management estimates are related to the valuation of investments in mining claims, deferred taxes and, stock based compensation. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or less to be cash equivalents. At December 31, 2013 and 2012, the Company had $nil and $nil in cash equivalents respectively.

Asia Properties, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012
(Stated in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

Investments in Mining Claims and Exploration Costs

Mineral claims include the cost of obtaining unpatented and patented mining claims and the cost of acquisition of properties. Significant payments related to the acquisition of land and mineral rights are capitalized as tangible assets. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.

The Company expenses all costs related to the maintenance and development of mineral interests prior to the establishment of proven and probable reserves. As at December 31, 2013 and 2012, the Company had not established any proven or probable reserves.

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35 “Asset Impairment” and 360-10 through 15-5 “Impairment or Disposal of Long-Lived Assets”.

Asset Retirement Obligations

In accordance with ASC 410 “Asset Retirement and Environmental Obligations”, the fair values of asset retirement obligations are recorded as liabilities on a discounted basis when incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset unless the asset has been previously charged to operations, in which case the amount is expensed. Over time, the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depleted and amortized over the useful lives of the related assets.

Income Taxes

Income taxes are accounted for under the liability method of accounting for income taxes. Under the liability method, deferred tax liabilities and assets are recognized for the estimated future tax consequences attributable to differences between the amounts reported in the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply when the asset is realized or the liability is settled. The effect of a change in income tax rates on deferred tax liabilities and assets is recognized in income in the period in which the change occurs. Deferred tax assets are recognized to the extent that they are considered more likely than not to be realized. FASB issued ASC 740-10 “Accounting for Uncertainty in Income Taxes”. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely than not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The implementation of this standard had no impact on the Company’s financial statements.

Asia Properties, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012
(Stated in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurement” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – inputs other than quoted prices that are observable for the asset or liability or indirectly; and

Level 3 – inputs that are not based on observable market data.

As at December 31, 2013 and 2012, the Company did not have any financial instruments measured at fair value. The Company’s financial instruments include cash, accounts payable and accrued liabilities, notes payable, line of credit, short term loan and amount due to a related party. The fair values of these financial instruments approximate their carrying values due to their short-term nature. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks from these financial instruments.

Loss Per Share

Basic loss per stock is calculated by dividing net loss by weighted average number of common stocks outstanding during the year.

Diluted loss per share is calculated using the treasury stock method and reflects the potential dilution of securities by including warrants and stock options, if any, in the weighted average number of common shares outstanding for a year, if dilutive. In a loss year, dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Accordingly, for the years ended December 31, 2013 and 2012, the basic loss per share was equal to diluted loss per share as there were no dilutive securities.

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. Certain monetary assets and liabilities of the Company denominated in Canadian dollars are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates. Non-monetary assets and liabilities are remeasured at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rates in effect on the balance sheet date. Revenues and expenses are remeasured at rates approximating the exchange rates in effect at the time of the transaction. During the years ended December 31, 2013 and 2012, substantially all cash expenses were transacted in U.S. dollars.

Asia Properties, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012
(Stated in US Dollars)

2.	Summary of Significant Accounting Policies (continued)

Share-Based Payments

The Company issues stock options to employees and consultants in connection with various business activities. These are accounted for in accordance with the provisions of ASC 718 “Compensation – Stock Compensation” and ASC 505 “Equity” as well as other authoritative accounting pronouncements. The Company is required to make estimates of the fair value of the related instruments based on the Black-Scholes option pricing model and recognize expenses over the period benefited, usually the vesting period.

Options granted to consultants are amortized over their performance period and remeasured at their then-current fair value as of the financial reporting date until the measurement date is reached.

The expected forfeiture rate is estimated based on historical forfeitures and expectations of future forfeiture rates. The Company makes adjustments if the actual forfeiture rate differs from the expected rate.

Comprehensive (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The net loss is equivalent to the comprehensive loss for the periods presented.

Advertising Expenses

The Company expenses advertising as incurred. No advertising expense was incurred during the years ended December 31, 2013 and 2012, respectively, and no record was made in general and administrative expense in the Consolidated Statements of Comprehensive Income.

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10 “ASU 2014-10” to eliminate certain financial reporting requirements for development stage entities. The amendments in ASU 2014-10 remove the incremental financial reporting requirements from US GAAP for development stage entities, including the presentation of inception-to-date information in the statements of income, cash flows and shareholder equity, and disclosure of the financial statements as those of a development stage entity. Early adoption of the update is permitted and an entity may choose to apply this amendment retrospectively to each reporting period presented. We do not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

Asia Properties, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012
(Stated in US Dollars)

3.	Investments in Mining Claims

The Company acquired the Banroy Gold Claim on July 18, 2011, consisting of 16 claims covering an area of 677.52 hectares, being valid for 2 years until June 22, 2013 in La Pause Township, Quebec, Canada. The Company allowed its claims to expire during the year ended December 31, 2013 and therefore wrote off its acquisition costs of $35,000.

On August 29, 2011, the Company entered into a definitive agreement to acquire the 1325 acre King’s Point, North Block Mining Concession, located in Newfoundland, Canada consisting of 53 claims. The Company elected to drop its option for the King’s Point Claim during the year ended December 31, 2013 and therefore wrote off its acquisition costs of $590,000. As at December 31, 2012, the Company had accrued a provision for a $100,000 work commitment on this property. As a result of the election to drop its option for the King’s Point claim, the Company reversed the provision for the $100,000 work commitment during the year ended December 31, 2013.

4.	Short Term Loan

In February 2008, the Company secured financing from Capital One in the amount of $100,000. The loan requires the Company to repay $1,739 on a monthly basis. Interest is charged at the annual prime rate plus 3.25%. As of December 31, 2013, the Capital One Loan has a balance of $2,765 (2012 - $22,929). The short term loan is secured personally by the sole director and officer of the Company.

5.	Due to Related Party

During the year ended December 31, 2013, the Company accrued management fees of $60,000 (2012 - $60,000) to the Chief Executive Officer (“CEO”) and sole director of the Company. As of December 31, 2013, the Company owed its CEO $1,172,279 (2012 - $1,037,172) for expense reimbursements and accrued management fees, which are reflected as due to related party on the balance sheet. These advances are unsecured, non-interest bearing and payable upon demand.

6.	Line of Credit

In February 2007, the Company was approved for a revolving credit facility at Wells Fargo for a maximum business line amount of $50,000. Interest is charged at 12.75% annually. As at December 31, 2013, the balance amounted to $49,340 (2012 - $49,945). The line of credit is secured personally by the sole director and officer of the Company.

7.	Notes Payable

The Company issued demand promissory notes to two individuals during 2011 and 2012. The original principal of $16,000 is payable upon demand. Interest is accrued at 2% per month. During the year ended December 31, 2013, $3,500 of the demand promissory notes were transferred to an arm’s length party and settled by the issuance of common stock. See Note 8(a).

Asia Properties, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012
(Stated in US Dollars)

8.	Common Stock

The following table summarizes common stock issuances for the years ended as of December 31, 2013 and 2012:

		Number of Shares	Common Stock Amount

Balance as of December 31, 2011 and 2012		38,421,362	$12,148
Issued 3,500,000 shares for the settlement of debt and services	a	3,500,000	3,500
Balance as of December 31, 2013		41,921,362	$15,648

a)	On September 26, 2013, the Company issued 3,500,000 shares valued at $175,000, based on the current market price of $0.05, to settle a debt of $3,500 (See Note 7) and for consulting fees of $171,500, which have been charged to the consolidated statement of comprehensive loss.

During the year ended December 31, 2013, there were no stock options issued and outstanding (2012 – nil).

9.	Commitments and Contingencies

The Company has a monthly office rental of $77 in Hong Kong.

The Company rents an office in Bellingham, Washington which costs $100 per month on a month to month basis.

10.	Income Taxes

The Company computes deferred tax assets arising from net operating loss carry forwards. These deferred tax assets are reduced by a valuation allowance to the extent that it is deemed more likely than not that these assets will not be realized through future taxable income. At December 31, 2013 and 2012, the Company had a net operating loss carry-forward of approximately $3,885,000 expiring over various years ranging from 2017 through 2033. As of December 31, 2013 and 2012, any available deferred tax asset arising from the Company’s net operating loss carry forwards has been eliminated by a full valuation allowance. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382.

The provision for Federal income tax consists of the following for the years ended December 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$97,000	$65,000
Less: valuation allowance	(97,000)	(65,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% (2012- 34%) of significant items comprising our net deferred tax amount is as follows as of December 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$1,321,000	$1,224,000
Less: valuation allowance	(1,321,000)	(1,224,000)
Net deferred tax asset	$-	$-

Asia Properties, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012
(Stated in US Dollars)

11.	Financial Instruments

(a)	Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from a related party. As at December 31, 2013, the Company had cash of $5,475 (2012 - $2,892) to settle current liabilities of $1,270,922 (2012 - $1,257,344) All of the Company’s financial liabilities have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity.

In the normal course of business, management considers various alternatives to ensure that the Company can meet some of its operating cash flow requirements through financing activities, such as private placements of common stock, and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. Management may also consider strategic alternatives, including strategic investments and divestitures. As future operations may be financed out of funds generated from financing activities, the ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in a development stage company and the Company’s securities in particular. Should the Company elect to satisfy its cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that the efforts to obtain such additional funding will be successful or achieved on terms favorable to the Company or its existing shareholders. If adequate funds are not available on favorable terms, the Company may have to reduce substantially or eliminate expenditures or obtain funds through other sources such as divestiture or monetization of certain assets.

(b)	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. As at December 31, 2013, the Company held $5,475 (2012 - $2,892) with a major bank in the United States.

(c)	Foreign exchange risk

The Company principally operates within the United States. The Company’s functional currency is the American dollar and major purchases are transacted in American dollars. Management believes the foreign exchange risk derived from currency conversions is negligible and therefore does not hedge its foreign exchange risk.

(d)	Interest rate risk

The Company is exposed to interest rate fluctuations on its short term loan. At December 31, 2013, the Company had an outstanding short term loan balance of $2,765, which bears interest annually at a rate of prime plus 3.25% (6.5% at December 31, 2013), which may expose the Company to market risk due to changes in interest rates. For the year ended December 31, 2013, a 1% increase in prime interest rates would increase interest expense and net loss by approximately $100. However, based on current prime interest rates and based on historical movements in rates, the Company believes a near term change in interest rates would not have a material adverse effect on the financial position or results of operations.

Asia Properties, Inc.
Notes to the Consolidated Financial Statements
December 31, 2013 and 2012
(Stated in US Dollars)

12.	Subsequent Events

On August 25, 2014, the Company issued 408,000 common shares to settle a debt of $20,400 which included promissory notes of $14,000 plus accrued interest of $6,400.

On August 27, 2014, the Company issued 500,000 common shares in lieu of services rendered.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Parker Randall CF (H.K.) CPA Limited was appointed our independent accountants in April 2010. On June 11, 2012, the Company engaged the services of MJF & Associates, a Los Angeles-based auditing firm to replace Parker Randall CF (H.K.) CPA Limited. Prior to June 11, 2012, (i) no written report or oral advice was provided to the Company by MJF & Associates concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K. It should be noted that due to the failure of Parker Randall to respond to requests by MJF & Associates to conduct required communications and a review of the prior year audit work papers, the year ended December 31, 2010 may have to be re-audited and the cumulative figures may have to also be re-audited unless the Company obtains a waiver from the SEC.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management certifies that this report is complete, that this report complies with all relevant regulatory requirements, and that our internal control over financial reporting is not effective, as of December 31, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2013, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, please note the discussion above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

The persons named above have held their offices for the last 12 months and are expected to continue until the next annual meeting of our stockholders.

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

Audit Committee and Charter

We do not have a separately designated audit committee of the board. Audit committee functions are performed by our sole director, who is not deemed independent as he holds a position as an officer of our Company. Our audit committee is responsible for:

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

ITEM 11.  EXECUTIVE COMPENSATION

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

Executive Officer Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
And				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Daniel McKinney	2013	60,000	0	0	0	0	0	0	60,000
President & Chief Executive Officer	2012	60,000	0	0	0	0	0	0	60,000
	2011	60,000	0	0	0	0	0	0	60,000

Geoff Armstrong	2011	0	0	0	0	0	0	0	0
Secretary

Gilbert Loke	2011	0	0	0	0	0	0	0	0
Chief Financial Officer

Compensation of Directors

There are no contractual arrangements with any member of the board of directors. They have no director’s service contracts and are not compensated for their services as directors. On September 30, 1998, Asia Properties, Inc. authorized a stock option plan known as the “Asia Properties, Inc. Stock Option Plan”. Awards are not restricted to any specified form or structure and may include, without limitation, sales or Stock and Derivative securities. The aggregate number of shares of stock which may be purchased pursuant to the plan is 1,000,000 shares. No award holder has any rights as a stockholder prior to the date of issuance to him of a certificate or certificates for such shares. The Board may amend, suspend or discontinue the plan anytime. The plan is intended to comply with Rule 16b-3 promulgated by the Securities and Exchange Commission under the exchange Act and is subject to all applicable federal and state laws, rules and regulations and to approvals by relevant government or regulatory agencies. There were no stock options issued and outstanding as of December 31, 2013 and 2012.

Director’s Compensation Table

		Fees				Nonqualified
		Earned or			Non-Equity	Deferred
		Paid in	Stock	Option	Incentive Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)
Daniel McKinney	2013	60,000	0	0	0	0	0	60,000
	2012	60,000	0	0	0	0	0	60,000
	2011	60,000	0	0	0	0	0	60,000

Geoff Armstrong	2011	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

	As of December 31, 2013
Name and Address of Beneficial Owner	Shares(1)	Percent

Named Executive Officers and Directors

Daniel Mckinney Two Exchange Square, 8/fl 8 Connaught Place, Central, Hong Kong	255,278	0.6%

Directors and Executive Officers as a Group (Two Persons)
Beneficial Owners of in Excess of 5% (other than Named Executive Officers and Directors)	255,278	0.6%

Cede & Co 55 Water Street FRNT 3 NY10041	13,194,765	31.5%

Indian Ocean Management Limited Cyber Tower, Ebene Reduit Mauritius	3,200,000	7.6%

Mastermind Group Limited 9374 Sc 7th Avenue Road Ocala, FL 34480, USA	2,750,000	6.6%

CS Harborne c/o Dieterich and Associates 11300 W Olympic Boulevard, Los Angeles	3,409,984	8.1%

Lim Ah Swee TWO IFC, 39th floor, 8 Finance Street Hong Kong	2,800,000	6.7%

Wong Kin Wang c/o 188 Connaught Road 18/fl, Central Hong Kong	2,400,000	5.7%

[1] The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

Changes in Control

There are no arrangements or known persons who may result in a change of control of Asia Properties, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

During the year ended December 31, 2013, the Company accrued a total of $60,000 as salary to the Company’s CEO. As of December 31, 2013 the Company owed the CEO $1,172,279 for expense reimbursements and unpaid salary.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of annual financial statements and reviews of financial statements included in our Form 10-K and Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years was:

2013	$6,000	McGovern, Hurley, Cunningham, LLP
2012	$5,000	MJF & Associates, APC

(2) Audit-Related Fees

The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2013	$0	McGovern, Hurley, Cunningham, LLP
2012	$0	MJF & Associates, APC

(3) Tax Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0	McGovern, Hurley, Cunningham, LLP
2012	$0	MJF & Associates, APC

(4) All Other Fees

The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	McGovern, Hurley, Cunningham, LLP
2012	$0	MJF & Associates, APC

(5) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES and Reports on form 8-K

No reports on Form 8-K have been filed during the period of this Form 10-K.

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

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

By:	/s/ Daniel McKinney
Daniel McKinney
President and Chief Executive Officer

Date: January 5, 2015

