Form 10-Q
period 2014-03-31
ASIA PROPERTIES INC
filed 2015-01-13
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 8, 2015, the issuer had 50,199,362 shares of common stock outstanding.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2014

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2014 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED MARCH 31, 2014

Page
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	F-1

Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	F-1

Consolidated Statements of Comprehensive Loss for the three month periods ended March 31, 2014 and 2013 and for the period from inception through March 31, 2014	F-2

Consolidated Statements of Stockholders’ Deficit for the period from December 31, 2004 through March 31, 2014	F-3

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013 and for the period from April 6, 1998 (Inception) through March 31, 2014	F-4

Selected notes to consolidated financial statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	5

Item 4. Controls and Procedures	5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	6

Item 2. Unregistered Sales of Equity Securities and Proceeds	6

Item 3. Default upon Senior securities	6

Item 4. Submission of Matters to a Vote of Security Holders	6

Item 5. Other Information	6

Item 6. Exhibits	6

3

PART I - FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCES SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	(Unaudited) March 31, 2014	December 31, 2013
Assets
Current
Cash	$988	$5,475
Total Current Assets	988	5,475

Total Assets	$988	$5,475

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	35,323	34,038
Notes payable (note 6)	12,500	12,500
Line of Credit (note 5)	49,578	49,340
Short Term Loans (note 3)	-	2,765
Due to Related Party (note 4)	1,194,864	1,172,279
Total Current liabilities	$1,292,265	$1,270,922

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 1,000,000,000 shares 41,921,362 issued and outstanding at March 31, 2014 and 41,921,362 on December 31, 2013	15,648	15,648
Additional paid in capital	3,291,280	3,291,280
Donated Capital	345,000	345,000
Deficit accumulated during the development stage	(4,943,205)	(4,917,375)
	(1,291,277)	(1,265,447)

Total Liabilities and Stockholders’ Deficit	$988	$5,475

See accompanying notes to the unaudited consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FOR THE PERIOD
FROM APRIL 6, 1998 (INCEPTION THROUGH MARCH 31, 2014)

	Note	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the Period From April 6, 1998 (Inception) Through March 31, 2014

Revenue		$-	$-	$(46,432)

Operating expenses
General and administrative expenses		6,211	15,695	1,949,853
Commission expenses		-	-	42,000
Management fees	5	15,000	15,000	1,358,614
Professional fees		4,619	1,962	836,722
Consulting fees		-	-	386,261
Total operating expenses		25,830	32,657	4,573,450

Loss from operations		(25,830)	(32,657)	(4,619,882)
Interest income		-	-	3,294
Gain on disposal of subsidiary		-	-	27,120
Gain on settlement of debt		-	-	178,307
Income taxes recovered		-	-	595
Write-off of investments in mining claims		-	-	(525,000)
Write-down of property and equipment		-	-	(7,639)
Net comprehensive loss		$(25,830)	$(32,657)	$(4,943,205)

Weighted average number of shares:
Basic and diluted		41,921,362	38,421,362
Net loss per share – Basic and diluted		$(0.001)	$(0.001)

See accompanying notes to the unaudited consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FROM DECEMBER 31, 2004 THROUGH MARCH 31, 2014

			Additional
	Common Stock		Paid In	Donated
	Number of	Amount	Capital	Capital	Deficit	Total
	shares	$	$	$	$	$
Balance December 31, 2004	30,076,112	7,519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	160,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	200,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	2,400,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	180,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,400,000	1,050	523,950	-	-	525,000
Finders fee paid	4,200,000	-	(25,000)	-	-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)
Balance, December 31, 2005	38,616,112	9,654	3,622,774	330,000	(2,312,773)	1,649,655
Option exercised for cash at $1.00 per share	160,000	40	39,960	-	-	40,000
Issued for cash at $1.00	420,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)
Balance December 31, 2006	39,196,112	9,799	3,767,629	345,000	(2,565,051)	1,557,377
Issued for cash at $1.00	220,000	55	54,945	-	-	55,000
Finders fee paid	11,000	3	2,747	-	-	2,750
4 for 1 split on 16 April	-	-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)
Balance December 31, 2007	39,115,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867
Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)
Balance December 31, 2008	35,411,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)
Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the period	-	-	-	-	(114,528)	(114,528)
Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)
Issued for services	350,000	350	52,150	-	-	52,500
Net loss for the period	-	-	-	-	(179,258)	(179,258)
Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,074)	(751,146)
Net loss for the period	-	-	-	-	(32,957)	(32,957)
Issued for properties at $0.05 per share	500,000	500	24,500	-	-	25,000
Issued for properties at $0.245 per share	2,000,000	2,000	488,000	-	-	490,000
Issued for commission at $0.21 per share	200,000	200	41,800	-	-	42,000
Net comprehensive loss for the year	-	-	-	-	(244,512)	(244,512)
Balance December 31, 2011	38,421,362	12,148	3,119,780	345,000	(3,915,587)	(438,659)
Net comprehensive loss for the year	-	-	-	-	(190,793)	(190,793)
Balance December 31, 2012	38,421,362	12,148	3,119,780	345,000	(4,106,380)	(629,452)
Issued for debt settlement and services at $0.05 per share	3,500,000	3,500	171,500	-	-	175,000
Net comprehensive loss for the year	-	-	-	-	(810,995)	(810,995)
Balance December 31, 2013	41,921,362	15,648	3,291,280	345,000	(4,917,375)	(1,265,447)
Net comprehensive loss for the quarter	-	-	-	-	(25,830)	(25,830)
Balance March 31, 2014	41,921,362	15,648	3,291,280	345,000	(4,943,205)	(1,291,277)

See accompanying notes to the unaudited consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FOR THE PERIOD
FROM APRIL 6, 1998 (INCEPTION THROUGH MARCH 31, 2014)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	Cumulative for The Period from April 6, 1998 (Inception) Through March 31, 2014
Cash flows from operating activities
Net loss	$(25,830)	$(32,657)	$(4,934,205)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,310
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Gain on disposal of subsidiary	-	-	-
Write-off of investments in mining claims	-	-	525,000
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Shares issued for investments acquired	-	-	2,500
Shares issued for services received	-	-	928,326
Additional paid-in-capital realized on shares issued	-	-	606,450
Write down of investment to net realizable value	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(2,765)	(9,236)	(11,599)
Increase/ (decrease) in due to related parties	22,585	36,505	1,389,407
Increase in payables and accruals	1,285	3,133	483,633
Net cash (used in) provided by operating activities	(4,725)	(2,256)	(387,440)
Cash flow used in investing activities
Property rights acquired for resale	-	-	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of Investments	-	-	(20,000)
Investments in mining claims acquired	-	-	(652,000)
Net cash used in investment activities	-	-	(1,079,954)
Cash flows from financing activities
Issuance of stock	-	-	1,406,600
Wells Fargo Business Line	238	(112)	8,797
Payments made on long term loan			52,985
Net cash (used in) provided by financing activities	238	(112)	1,468,382

Net increase/ (decrease) in cash	(4,487)	(2,368)	988
Cash and Cash Equivalents, beginning of period	5,475	2,892	-
Cash and Cash Equivalents, end of period	$988	524	$988

Cash paid for interest	$-	$-	$54,665

See accompanying notes to the unaudited consolidated financial statements.

Asia Properties, Inc.

Notes to the Financial Statements

March 31, 2014 (Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Asia Properties, Inc. (the “Company” or “Asia Properties”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Asia Properties’ Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the form 10-K have been omitted.

Principles of Consolidation

The consolidated financial statements include the accounts of Asia Properties Inc. and its 100% owned subsidiary, Asia Properties (HK) Limited that was registered in Hong Kong on November 7, 2007, after elimination of all significant inter-company accounts and transactions.

2.	Going Concern

Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The Company had a net loss of $25,830 and had a negative working capital of ($1,291,277) and stockholders’ deficit of $4,943,205 at March 31, 2014. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties’ existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2012. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Short Term Loan

In February 2008, the Company secured financing from Capital One in the amount of $100,000. The loan requires the Company to repay $1,739 on a monthly basis. Interest is charged at the annual prime rate plus 3.25%. As of March 31, 2014, the Capital One Loan has been paid in full (2013 - $2,765). The short term loan is secured personally by the sole director and officer of the Company.

4.	Due to Related Party

During the quarter ended March 31, 2014, the Company accrued management fees of $15,000 (2013 - $15,000) to the Chief Executive Officer (“CEO”) and sole director of the Company. As of March 31, 2014, the Company owed its CEO $1,194,864 (2013 - $1,172,279) for expense reimbursements and accrued management fees, which are reflected as due to related party on the balance sheet. These advances are unsecured, non-interest bearing and payable upon demand.

5.	Line of Credit

In February 2007, the Company was approved for a revolving credit facility at Wells Fargo for a maximum business line amount of $50,000. Interest is charged at 12.75% annually. As at March 31, 2014, the balance amounted to $49,578 (2013 - $49,340). The line of credit is secured personally by the sole director and officer of the Company.

6.	Notes Payable

The Company issued demand promissory notes to two individuals during 2011 and 2012. The original principal of $16,000 is payable upon demand. Interest is accrued at 2% per month. During the year ended December 31, 2013, $3,500 of the demand promissory notes were transferred to an arm’s length party and settled by the issuance of common stock. See Note 8(a). As at March 31, 2014, the notes payable balance is $12,500 (2013 - $12,500).

Asia Properties, Inc.

Notes to the Financial Statements

March 31, 2014 (Unaudited)

7.	Common Stock

The following table summarizes common stock issuances as of March 31, 2014:

		Number of Shares	Common Stock Amount

Balance as of December 31, 2012		38,421,362	$12,148
Issued 3,500,000 shares for the settlement of debt and services	a	3,500,000	3,500

Balance as of December 31, 2013 and March 31, 2014		41,921,362	$15,648

a)	On September 26, 2013, the Company issued 3,500,000 shares valued at $175,000, based on the current market price of $0.05, to settle a debt of $3,500 (See Note 7) and for consulting fees of $171,500, which have been charged to the consolidated statement of comprehensive loss.

8.	Commitments and Contingencies

The Company has a monthly office rental of $77 in Hong Kong.

The Company rents an office in Bellingham, Washington, which costs $100 per month on a month to month basis.

9.	Subsequent Events

On August 25, 2014, the Company issued 408,000 restricted common shares to settle a debt of $20,400 which included promissory notes of $14,000 plus accrued interest of $6,400.

On August 27, 2014, the Company issued 500,000 restricted common shares in lieu of services rendered.

On December 29, 2014, the Company issued 370,000 restricted common shares in settlement of $18,500 of debt.

On January 1, 2015, the Company issued 6,800,000 restricted common shares to settle $340,000 of debt owed to the director and officer of the Company.

On January 1, 2015, the Company issued 200,000 restricted common shares for services rendered.

On January 6, 2015, the Company entered into a Purchase and Sale Agreement (“PSA”) to acquire 100% of the shares of Asia Innovation Technology Limited (“AITL”). Pursuant to the PSA, the Company will issue 950-million restricted common shares of the Company to AITL. Please see January 6, 2015 8K filing for addition details.

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

We will require additional financing to cover our costs that we expect to incur over the next twelve months. We believe that debt financing will not be an alternative for funding our operations, as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue and our business plan will fail.

Results of Operations

Revenues

We have not generated any revenues from our operations during the three-month period ended March 31, 2014 or during last two years.

Expenses

We incurred general and administrative expenses of $6,211 for the three-month period ended March 31, 2014, as compared to $15,695 for the same period in 2013, a decrease of $9,484 or 60%.

Our management fees remained the same at $15,000 for the three-months ended March 31, 2014 as for last year.

We incurred professional fees of $4,619 during either quarter.

Liquidity and Capital Resources

As at March 31, 2014, we had cash of $988.

Cash Used in Operating Activities

Net cash used in operating activities was $4,725 for the three-month period ended March 31, 2014. For the same period in 2013, there was net cash used of $2,256. For the period from April 6, 1998 (inception) to March 31, 2014, net cash used in operating activities was $387,440.

Cash Used in Investing Activities

We did not incur any investment costs in the three-month period ended March 31, 2014 or March 31, 2013. Net cash used in investing activities was $1,079,954 for the period from April 6, 1998 (inception) to March 31, 2014.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock but did not sell any common stock during the three months ended March 31, 2014. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have not been any changes in the our internal controls that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. However, please note the discussion above.

5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold for valuable consideration during the three months ended March 31, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three months ended March 31, 2014.

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

Date: January 12, 2015

7