Form 10-Q
period 2014-06-30
ASIA PROPERTIES INC
filed 2015-01-14
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number: 000-51048

ASIA PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-0855301
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

119 Commercial Street Suite 190-115, Bellingham Washington 98225	98225
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 8, 2014, the issuer had 50,199,362 shares of common stock outstanding.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2014

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2014 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED JUNE 30, 2014

Page
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	F-1

Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	F-1

Consolidated Statements of Comprehensive Loss for the three and six month periods ended June 30, 2014 and 2013 and for the period from inception through June 30, 2014	F-2 - F-3

Consolidated Statements of Stockholders’ Deficit for the period from December 31, 2004 through June 30, 2014	F-4

Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2014 and 2013 and for the period from April 6, 1998 (Inception) through June 30, 2014	F-5 - F-6

Selected notes to consolidated financial statements	F-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	5

Item 4. Controls and Procedures	5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	6

Item 2. Unregistered Sales of Equity Securities and Proceeds	6

Item 3. Default upon Senior securities	6

Item 4. Submission of Matters to a Vote of Security Holders	6

Item 5. Other Information	6

Item 6. Exhibits	6

3

PART I - FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30, 2014	Dec 31, 2013
Assets
Current
Cash and cash equivalents	$549	$5,475
Total Current Assets	549	5,475

Total Assets	$549	$5,475

Liabilities and Stockholder’s equity

Current liabilities
Accounts payables and accrued liabilities	35,939	$34,038
Notes payable (note 6)	12,500	12,500
Line of Credit (note 5)	48,889	49,340
Short Term Loans (note 3)	-	2,765
Due to Related Party (note 4)	1,222,160	1,172,279
Total Current liabilities	$1,319,488	1,270,922

Stockholders’ Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized 41,921,362 issued and outstanding at June 30, 2014 and December 31, 2013	15,648	15,648
Additional paid in capital	3,291,280	3,291,280
Donated Capital	345,000	345,000
Deficit accumulated during the development stage	(4,970,867)	(4,917,375)
	(1,318,939)	(1,265,447)

Total liabilities and stockholders’ deficit	$549	$5,475

See accompanying notes to the financial statements

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Revenue	$-	$-

Operating expenses
General and administrative expenses	4,718	9,271
Management fees	15,000	15,000
Professional fees	7,944	868
Consulting fees	-	1,694
Total operating expenses	27,662	26,833

Loss from operations	(27,662)	(26,833)
Interest income	-	-
Gain on disposal of subsidiary	-	-
Gain on settlement of debt	-	-
Income taxes recovered	-	-
Write-down of property and equipment	-	-
Net comprehensive loss	$(27,662)	$(26,833)

See accompanying notes to the financial statements

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	For the Period From April 6, 1998 (Inception) Through June 30, 2014
Revenue	$-	$-	$(46,432)

Operating expenses
General and administrative	10,929	24,966	1,954,571
Commission Expenses	-	-	42,000
Management Fees	30,000	30,000	1,373,614
Professional Fees	12,563	2,830	844,666
Consulting	-	1,694	386,261
Total operating expenses	53,492	59,940	4,601,112

Loss from operations	(53,492)	(59,940)	(4,647,544)
Interest income	-	-	3,294
Disposal of subsidiary	-	-	27,120
Gain on settlement of debt	-	-	178,307
Income taxes recovered	-	-	595
Write-off of investments in mining claims	-	-	(525,000)
Write-down of property and equipment	-	-	(7,639)
Net Comprehensive Loss	$(53,492)	$(59,940)	$(4,970,867)

Weighted average number of shares outstanding -basic and diluted	41,921,362	38,421,362

Basic and diluted loss per share	$(0.0012)	$(0.0015)

See accompanying notes to the financial statements

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FROM DECEMBER 31, 2004 THROUGH JUNE 30, 2014

			Additional
	Common Stock		Paid In	Donated
	Number of	Amount	Capital	Capital	Deficit	Total
	shares	$	$	$	$	$
Balance December 31, 2004	30,076,112	7,519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	160,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	200,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	2,400,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	180,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,400,000	1,050	523,950	-	-	525,000
Finders fee paid	4,200,000	-	(25,000)	-	-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)
Balance, December 31, 2005	38,616,112	9,654	3,622,774	330,000	(2,312,773)	1,649,655
Option exercised for cash at $1.00 per share	160,000	40	39,960	-	-	40,000
Issued for cash at $1.00	420,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)
Balance December 31, 2006	39,196,112	9,799	3,767,629	345,000	(2,565,051)	1,557,377
Issued for cash at $1.00	220,000	55	54,945	-	-	55,000
Finders fee paid	11,000	3	2,747	-	-	2,750
4 for 1 split on 16 April	-	-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)
Balance December 31, 2007	39,115,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867
Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders’ fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)
Balance December 31, 2008	35,411,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)
Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the period	-	-	-	-	(114,528)	(114,528)
Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)
Issued for services	350,000	350	52,150	-	-	52,500
Net loss for the period	-	-	-	-	(179,258)	(179,258)
Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,074)	(751,146)
Net loss for the period	-	-	-	-	(32,957)	(32,957)
Issued for properties at $0.05 per share	500,000	500	24,500	-	-	25,000
Issued for properties at $0.245 per share	2,000,000	2,000	488,000	-	-	490,000
Issued for commission at $0.21 per share	200,000	200	41,800	-	-	42,000
Net comprehensive loss for the year	-	-	-	-	(244,512)	(244,512)
Balance December 31, 2011	38,421,362	12,148	3,119,780	345,000	(3,915,588)	(438,659)
Net comprehensive loss for the year					(190,792)	(190,792)
Balance December 31, 2012	38,421,362	12,148	3,119,780	345,000	(4,106,380)	(629,452)
Issued for debt settlement and services at $0.05 per share	3,500,000	3,500	171,500	-	-	175,000
Net comprehensive loss for the year	-	-	-	-	(810,995)	(810,995)
Balance December 31, 2013	41,921,362	15,648	3,291,280	345,000	(4,917,375)	(1,265,447)
Net comprehensive loss for the quarter	-	-	-	-	(25,830)	(25,830)
Balance March 31, 2014	41,921,362	15,648	3,291,280	345,000	(4,943,205)	(1,291,277)
Net comprehensive loss for the quarter	-	-	-	-	(27,662)	(27,662)
Balance June 30,2014	41,921,362	15,648	3,291,280	345,000	(4,970,867)	(1,318,939)

See accompanying notes to the financial statements

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	For The Three Months Ended June 30, 2014	For The Three Months Ended June 30, 2013

Cash flows used in operating activities
Net loss	$(27,662)	$(26,833)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-
Cancellation of shares issued for property rights	-	-
Deferred assets amortized	-	-
Depreciation	-	-
Donated management services	-	-
Gain on settlement of debt	-	-
Gain on disposal of subsidiary	-	-
Investments in mining claims acquired	-	-
Investment written off	-	-
Property rights written off	-	-
Shares issued for investments acquired	-	-
Shares issued for services received	-	-
Additional paid-in-capital realized on shares issued	-	-
Write down of investment to net realizable value	-	-
Write down of property and equipment	-	-
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(134)	(3,739)
Increase/ (decrease) in due to related parties	27,296	29,473
(Decrease) Increase in accounts payable and accrued liabilities	750	960
Net cash used in operating activities	$250	$(140)
Cash flow used in investing activities
Property rights acquired for resale	-	-
Increase in deferred assets	-	-
Purchase of property and equipment	-	-
Purchase of investment	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities
Issuance of stock	-	-
Wells Fargo Business Line	(689)	86
Payments made on long term loan	-	-
Advances from related party	-	-
Net cash provided by (used in) financing activities	(689)	86

Net increase/ (decrease) in cash	$(439)	$(54)
Cash, beginning of period	$988	$525
Cash, end of period	$549	$471

See accompanying notes to the financial statements

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the Six months ended June 30, 2014	For the Six months ended June 30, 2013	Cumulative for the Period from April 6, 1998 (Inception) through June 30, 2014

Cash flows used in operating activities
Net loss	$(53,492)	(59,941)	$(4,970,867)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,310
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Gain on disposal of subsidiary	-	-	-
Write-off of investments in mining claims	-	-	525,000
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Shares issued for investments acquired	-	-	2,500
Shares issued for services received	-	-	928,326
Additional paid-in-capital realized on shares issued	-	-	606,450
Write down of investment to net realizable value	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities
Increase/ (decrease) in short term loans	(2,765)	(12,975)	(11,599)
Increase/ (decrease) in due to related parties	49,881	65,979	1,416,703
Increase in payables and accruals	1,900	4,093	484,248
Net cash used in operating activities	(4,476)	(2,394)	(387,191)
Cash flow used in investing activities
Property rights acquired for resale	-	-	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of investment	-	-	(20,000)
Investment in mining claims acquired	-	-	(652,000)
Net cash used in investment activities	-	-	(1,079,954)
Cash flows from financing activities
Issuance of stock	-	-	1,406,600
Wells Fargo Business Line	(450)	(27)	8,109
Payments made on long term loan	-	(2,045)	52,985
Net cash used in financing activities	(450)	1,062	1,467,694

Net increase/ (decrease) in cash	$(4,926)	$(9,135)	549
Cash, beginning of period	$5,475	$10,175	-
Cash, end of period	$549	$1,040	549

See accompanying notes to the financial statements

Asia Properties, Inc.

Notes to the Financial Statements

June 30, 2014 (Unaudited)

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

Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The Company had a net loss of $53,492 and had a negative working capital ($1,318,939) and stockholders’ deficit of $1,318,939 at June 30, 2014. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties’ existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2013. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Short-term Loan

In February 2008, the Company secured financing from Capital One in the amount of $100,000. The loan requires the Company to repay $1,739 on a monthly basis. Interest is charged at the annual prime rate plus 3.25%. As of June 30, 2014, the Capital One Loan has been paid in full (2013 - $2,765). The short term loan is secured personally by the sole director and officer of the Company.

4.	Due to related party

During the quarter ended June 30, 2014, the Company accrued management fees of $15,000 (2013 - $15,000) to the Chief Executive Officer (“CEO”) and sole director of the Company. As of June 30, 2014, the Company owed its CEO $1,222,160 (2013 - $1,172,279) for expense reimbursements and accrued management fees, which are reflected as due to related party on the balance sheet. These advances are unsecured, non-interest bearing and payable upon demand.

5.	Line of Credit

In February 2007, the Company was approved for a revolving credit facility at Wells Fargo for a maximum business line amount of $50,000. Interest is charged at 12.75% annually. As at June 30, 2014, the balance amounted to $48,889 (2013 - $49,340). The line of credit is secured personally by the sole director and officer of the Company.

Asia Properties, Inc.

Notes to the Financial Statements

June 30, 2014 (Unaudited)

6.	Notes Payable

The Company issued demand promissory notes to two individuals during 2011 and 2012. The original principal of $16,000 is payable upon demand. Interest is accrued at 2% per month. During the year ended December 31, 2013, $3,500 of the demand promissory notes were transferred to an arm’s length party and settled by the issuance of common stock. See Note 7(a). As at June 30, 2014, notes payable due was $12,500 (2013 - $12,500).

7.	Common Stock

The following table summarizes common stock issuances for the years ended as of December 31, 2012 and 2013, and to the period ended June 30, 2014:

		Number of Shares	Common Stock Amount

Balance as of December 31, 2012		38,421,362	$12,148
Issued 3,500,000 shares for the settlement of debt and services	a	3,500,000	3,500

Balance as of December 31, 2013 and June 30, 2014		41,921,362	$15,648

a)	On September 26, 2013, the Company issued 3,500,000 shares valued at $175,000, based on the current market price of $0.05, to settle a debt of $3,500 (See Note 7) and for consulting fees of $171,500, which have been charged to the consolidated statement of comprehensive loss.

8.	Commitments and Contingencies

The Company has a monthly office rental of $77 in Hong Kong.

The Company rents an office in Bellingham, Washington which costs $100 per month on a month to month basis.

9.	Subsequent Events

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

Results of Operations

Revenues

We have not generated any revenues from our operations during the three-month period ended June 30, 2014 or during last two years.

Expenses

We incurred general and administrative expenses of $4,718 for the three-month period ended June 30, 2014 (2013 - $9,271) a decrease of $4,552 or 49%.

Our management fees remained the same at $15,000 for the three-months ended June 30, 2014 as for last year.

We incur professional fees of $7,944 during the three month ended June 30, 2014 (2013 - $868).

We did not incur consulting fees for the three month ended June 30, 2014 (2013-$1,694).

Liquidity and Capital Resources

As at June 30, 2014, we had cash of $549 (2013 - $5,475).

Cash Used in Operating Activities

Net cash used in operating activities was $249, for the three month period ended June 30, 2014 (2013 - $140).

Cash Used in Investing Activities

We did not incur any investment costs in the three-month period ended June 30, 2014 or June 30, 2012. Net cash used in investing activities was $197,046 for the period from April 6, 1998 (inception) to June 30, 2014.

4

Cash from Financing Activities

For the three month period ended June 30, 2014, the Company used $689 (2013 - $0) in financing activities. In the six month period ended June 30, 2014, the Company paid $451 (2013 - $27 in repayments) in financing activities. We have funded our business to date primarily from sales of our common stock but did not issue any common stock during the six month period ended June 30, 2014. There is no assurance that we will be able to achieve further sales of our common stock or any other form of additional financing.

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

No stock was sold for valuable consideration during the six months ended June 30, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the six months ended June 30, 2014.

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

Date: January 14, 2015

7