Form 10-Q
period 2014-09-30
ASIA PROPERTIES INC
filed 2015-01-15
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 5, 2015, the issuer had 50,199,362 shares of common stock outstanding.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2014

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2014 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2014

Page
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	F-1

Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	F-1

Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 30, 2014 and 2013 and for the period from inception through September 30, 2013	F-2

Consolidated Statements of Stockholders’ Deficit for the period from December 31, 2004 through September 30, 2014	F-4

Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2014 and 2013 and for the period from April 6, 1998 (Inception) through September 30, 2014	F-5

Selected notes to unaudited consolidated financial statements	F-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	5

Item 4. Controls and Procedures	5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	6

Item 2. Unregistered Sales of Equity Securities and Proceeds	6

Item 3. Default upon Senior securities	6

Item 4. Submission of Matters to a Vote of Security Holders	6

Item 5. Other Information	6

Item 6. Exhibits	6

3

PART I - FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	(Unaudited) September 30, 2014	December 31, 2013
Assets
Current
Cash	$777	$5,475
Total Current Assets	777	5,475

Total Assets	$777	$5,475

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	29,489	34,038
Notes payable (note 6)	2,500	12,500
Line of Credit (note 5)	48,267	49,340
Short Term Loans (note 3)	-	2,765
Due to Related Party (note 4)	1,243,385	1,172,279
Total Current liabilities	$1,323,641	$1,270,922

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 1,000,000,000 shares Authorized 42,829,632 issued and outstanding on Sept 30, 2014 and 41,921,362 on December 31, 2013	16,556	15,648
Additional paid in capital	3,335,772	3,291,280
Donated Capital	345,000	345,000
Deficit accumulated during the development stage	(5,020,192)	(4,917,375)
	(1,322,864)	(1,265,447)

Total Liabilities and Stockholders’ Deficit	$777	$5,475

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	For The Three Months Ended September 30, 2014	For The Three Months Ended September 30, 2013
Operating expenses
General and administrative	$7,854	$9,395
Management fees	15,000	15,000
Professional fees	1,471	1,429
Consulting	25,000	171,500
Total operating expenses	49,325	197,324
Loss from operations	(49,325)	(197,324)
Net loss	$(49,325)	$(197,324)

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH SEPTEMBER 30, 2014

	Note	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013	Cumulative for The Period from April 6, 1998 (Inception) Through September 30, 2014

Revenue		$-	$-	$(46,432)

Operating expenses
General and administrative expenses		18,783	34,362	1,962,425
Commissions		-	-	42,000
Management fees		45,000	45,000	1,388,614
Professional fees		14,034	4,258	846,137
Consulting fees		25,000	173,194	411,261
Total operating expenses		102,817	256,814	4,650,437

Loss from operations		(102,817)	(256,814)	(4,696,869)

Interest income		-	-	3,294
Gain on disposal of subsidiary		-	-	27,120
Gain on settlement of debt		-	-	178,307
Income taxes recovered		-	-	595
Write-off of investments in mining claims				(525,000)
Write-down of property and equipment		-	-	(7,639)

Net comprehensive loss		$(102,817)	$(256,814)	$(5,020,192)

Weighted average number of shares:
Basic and diluted		42,829,362	41,921,362

Net loss per share – Basic and diluted		$(0.002)	$(0.0061)

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FROM DECEMBER 31, 2004 THROUGH SEPTEMBER 30, 2014

			Additional
	Common Stock		Paid In	Donated
	Number of	Amount	Capital	Capital	Deficit	Total
	shares	$	$	$	$	$
Balance December 31, 2004	30,076,112	7,519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	160,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	200,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	2,400,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	180,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,400,000	1,050	523,950	-	-	525,000
Finders fee paid	4,200,000	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)
Balance, December 31, 2005	38,616,112	9,654	3,622,774	330,000	(2,312,773)	1,649,655
Option exercised for cash at $1.00 per share	160,000	40	39,960	-	-	40,000
Issued for cash at $1.00	420,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)
Balance December 31, 2006	39,196,112	9,799	3,767,629	345,000	(2,565,051)	1,557,377
Issued for cash at $1.00	220,000	55	54,945	-	-	55,000
Finders fee paid	11,000	3	2,747	-	-	2,750
4 for 1 split on 16 April		-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)
Balance December 31, 2007	39,115,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867
Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)
Balance December 31, 2008	35,411,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)
Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the period	-	-	-	-	(114,528)	(114,528)
Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)
Issued for services	350,000	350	52,150	-	-	52,500
Net loss for the period	-	-	-	-	(179,258)	(179,258)
Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,074)	(751,146)
Net loss for the period	-	-	-	-	(32,957)	(32,957)
Issued for properties at $0.05 per share	500,000	500	24,500	-	-	25,000
Issued for properties at $0.245 per share	2,000,000	2,000	488,000	-	-	490,000
Issued for commission at $0.21 per share	200,000	200	41,800	-	-	42,000
Net comprehensive loss for the year	-	-	-	-	(244,512)	(244,512)
Balance December 31, 2011	38,421,362	12,148	3,119,780	345,000	(3,915,587)	(438,659)
Net comprehensive loss for the year	-	-	-		(190,792)	(190,792)
Balance December 31, 2012	38,421,362	12,148	3,119,780	345,000	(4,106,380)	(629,452)
Issued for debt settlement and services at $0.05 per share	3,500,000	3,500	171,500	-	-	175,000
Net comprehensive loss for the year	-	-	-	-	(810,995)	(810,995)
Balance December 31, 2013	41,921,362	15,648	3,291,280	345,000	(4,917,375)	(1,265,447)
Net comprehensive loss for the quarter	-	-	-	-	(25,830)	(25,830)
Balance March 31, 2014	41,921,362	15,648	3,291,280	345,000	(4,943,205)	(1,291,277)
Net comprehensive loss for the quarter	-	-	-	-	(27,662)	(27,662)
Balance June 30, 2014	41,921,362	15,648	3,291,280	345,000	(4,970,867)	(1,318,939)
Net comprehensive loss for the quarter	-	-	-	-	(49,325)	(49,325)
Issued for debt settlement and services at $0.05 per share	908,000	908	44,492	-	-	45,400
Balance September 30, 2014	42,829,362	16,556	3,335,772	345,000	(5,020,192)	(1,322,864)

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	For The Three Months Ended September 30, 2014	For The Three Months Ended September 30, 2013

Cash flows used in operating activities
Net loss	$(49,325)	$(197,324)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-
Cancellation of shares issued for property rights	-	-
Deferred assets amortized	-	-
Depreciation	-	-
Donated management services	-	-
Gain on settlement of debt	-	-
Investment written off	-	-
Property rights written off	-	-
Write-off of investments in mining claims
Shares issued for debt	20,400
Shares issued for investments acquired	-	-
Shares issued for services received	25,000	171,500
Additional paid-in-capital realized on shares issued	-	-
Write down of investment to net realizable value	-	-
Write down of property and equipment	-	-
Changes in operating assets and liabilities
Increase in payable and accrued liabilities	(16,450)	4,461
Net cash used in operating activities	$(20,375)	$(21,363)
Cash flow used in investing activities
Property rights acquired for resale
Investments in mining claims acquired
Increase in deferred assets
Purchase of property and equipment
Purchase of investment
Net cash used in investing activities	$-	$-
Cash flows from financing activities

Issuance of stock	-	-
Increase/ (decrease) in short term loans	-	(2,503)
Increase in due to related parties	21,225	25,958
Additions to long term loans	(622)	(18)
(Payments) advances made on long term loan
Net cash (used in) provided by financing activities	$20,603	$23,437

Net increase/ (decrease) in cash	$228	$2,074
Cash, beginning of period	$549	$471
Cash, end of period	$777	$2,545

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH SEPTEMBER 30, 2014

	For The Nine Months Ended September 30, 2014	For The Nine Months Ended September 30, 2013	Cumulative For The Period From April 6, 1998 (Inception) Through September 30, 2014

Cash flows used in operating activities
Net loss	$(102,817)	$(256,814)	$(5,020,192)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,310
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Write-off of investments in mining claims	-	-	525,000
Shares issued for debt	20,400	-	20,400
Shares issued for investments acquired	-	-	2,500
Shares issued for services received	25,000	171,500	953,326
Additional paid-in-capital realized on shares issued	-	-	606,450
Write down of investment to net realizable value	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities
Increase in payables and accruals	(14,549)	(23,985)	467,799
Net cash (used) in operating activities	$(71,966)	$(109,299)	$(1,812,669)

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH SEPTEMBER 30, 2014

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013	Cumulative For the period from April 6, 1998 (Inception) through September 30, 2014
Cash flow used in investing activities
Property rights acquired for resale	-	-	(375,209)
Investment in mining claims acquired			(652,000)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of investment			(20,000)
Net cash used in investing activities	$-	$-	$(1,079,954)

Cash flows from financing activities
Issuance of stock	-	-	1,406,600
(Decrease) in short term loans	(2,765)	7,059	(11,599)
Increase in due to related parties	71,106	101,938	1,437,928
Additions to long term loans	(1,073)	(45)	7,486
(Payments) advances made on long term loan	-		52,985
Net cash provided by (used in) financing activities	$67,268	$108,952	$2,893,400

Net increase/ (decrease) in cash	$(4,698)	$(347)	$777
Cash, beginning of period	$5,475	$2,892
Cash, end of period	$777	$2,545	$777

See accompanying notes to the financial statements.

Asia Properties, Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2014

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

2. Going Concern

Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The Company had a net loss of $102,817 and had a negative working capital ($1,322,864) and stockholders’ deficit of $1,322,864 at September 30, 2014. These matters raise substantial doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties’ existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2013. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Short-term Loan

In February 2008, the Company secured financing from Capital One in the amount of $100,000. The loan requires the Company to repay $1,739 on a monthly basis. Interest is charged at the annual prime rate plus 3.25%. As of September 30, 2014, the Capital One Loan has been paid in full (2013 - $2,765). The short term loan is secured personally by the sole director and officer of the Company.

4. Due to related party

During the quarter ended September 30, 2014, the Company accrued management fees of $15,000 (2013 - $15,000) to the Chief Executive Officer (“CEO”) and sole director of the Company. As of September 30, 2014, the Company owed its CEO $1,243,385 (2013 - $1,172,279) for expense reimbursements and accrued management fees, which are reflected as due to related party on the balance sheet. These advances are unsecured, non-interest bearing and payable upon demand.

5. Line of Credit

In February 2007, the Company was approved for a revolving credit facility at Wells Fargo for a maximum business line amount of $50,000. Interest is charged at 12.75% annually. As at September 30, 2014, the balance amounted to $48,267 (2013 - $49,340). The line of credit is secured personally by the sole director and officer of the Company.

Asia Properties, Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2014

6. Notes payable

The Company issued demand promissory notes to two individuals during 2011 and 2012. The original principal of $16,000 is payable upon demand. Interest is accrued at 2% per month. During the year ended December 31, 2013, $3,500 of the demand promissory notes were transferred to an arm’s length party and settled by the issuance of common stock. During the quarter ended September 30, 2014, $10,000 of the demand promissory note was settled by the issuance of common stock. As at September 30, 2014, the notes payable balance is $2,500 (2013- $12,500).

7. Common Stock

The following table summarizes common stock issuances for the years ended as of December 31, 2012 and 2013, and to the period ended September 30, 2014:

		Number of Shares	Common Stock Amount

Balance as of December 31, 2012		38,421,362	$12,148
Issued 3,500,000 shares for the settlement of debt and services	a	3,500,000	3,500
Balance as of December 31, 2013		41,921,362	$15,648
Issued 408,000 shares for the settlement of debt	b	408,000	408
Issued 500,000 shares for the settlement of services	c	500,000	500
Balance as of September 30, 2014		42,829,362	$16,556

a)	On September 26, 2013, the Company issued 3,500,000 shares valued at $175,000, based on the current market price of $0.05, to settle a debt of $3,500 (See Note 7) and for consulting fees of $171,500, which have been charged to the consolidated statement of comprehensive loss.

b)	On August 25, 2014, the Company issued 408,000 common shares at $0.05 to settle a debt of $14,000 and accrued interest of $6,400.

c)	On August 27, 2014, the Company issued 500,000 common shares for services rendered to consultant.

8. Commitments and Contingencies

The Company has a monthly office rental of $77 in Hong Kong.

The Company rents an office in Bellingham, Washington, which costs $100 per month on a month to month basis.

Asia Properties, Inc.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2014

9. Subsequent Events

On December 29, 2014, the Company issued 370,000 restricted common shares to settle $18,5000 of debt.

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

We will require additional financing to cover our costs that we expect to incur over the next twelve months. We believe debt financing will not be an alternative for funding our operations, as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue and our business plan will fail.

Results of Operations

Revenues

We have not generated any revenues from our operations during the nine-month period ended September 30, 2014 or during last two years.

Expenses

During the three month period ended September 30, 2014, the Company incurred general and administrative expenses of $7,854 (2013 - $9,395), management fees of $15,000 (2013 - $15,000), professional fees of $1,471 (2013 – $1,428), and consulting fees of $25,000 (2012 - $171,500).

We incurred general and administrative expenses of $18,783 for the nine-month period ended September 30, 2014, as compared to $34,362 for the same period in 2013 a decrease of $15,579 or 55%.

Our management fees remained the same at $45,000 for the nine-months ended September 30, 2014 and 2013.

We incur consulting fees of $25,000 (2013- $173,194) and professional fees of $14,033 (2013 – 4,258) during the nine-month period ended September 30, 2014.

Liquidity and Capital Resources

As at September 30, 2014, the Company had cash and cash equivalents of $777 (2013 - $5,475).

Cash Used in Operating Activities

Net cash outflow from operating activities in the three months ended September 30, 2014 was $20,375 (2013 - $21,363). Net cash used in operating activities in the nine-month period ended September 30, 2014 was $71,966 (2013 - $109,299).

4

Cash Used in Investing Activities

No funds were used in investing activities for the three-month period ended September 30, 2014 (2013 -nil). Again, no funds were used in investing activities for the nine-month period ended September 30, 2014 (2013 - nil).

Cash from Financing Activities

For the three-month period ended September 30, 2014, the Company received $20,603 (2013 - $23,437 cash outflow) in financing activities, specifically, advances from related parties. In the nine month period ended September 30, 2014, the Company has $67,268 cash inflow (2013 - $108,952 cash inflow) in financing activities. We have funded our business to date primarily from sales of our common stock and related party advances. There is no assurance that we will be able to achieve further sales of our common stock or any other form of additional financing.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have not been any changes in the internal controls that have materially affected or are reasonably likely to materially affect, the our internal control over financial reporting. However, please note the discussion above.

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

Date: January 15, 2015

7