Form 10-K
period 2014-12-31
ASIA PROPERTIES INC
filed 2015-03-30
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES [  ] NO [X]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: As of December 12, 2014, the aggregate market value of the voting and non-voting common equity was $3,457,922.

The number of shares outstanding of each of the issuer’s classes of common equity: As of March 25, 2015, there were 1,017,199,362 shares of Common Stock outstanding.

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

Industry

Asia Properties, Inc. (the “Company”) was established to seek opportunities to invest in real estate.

Our Planned Operations

We intend to acquire and seek opportunities to invest in real estate.

Website

We currently maintain a website at www.asiaprop.com.

Revenues

Currently we have no revenue generating assets.

Employees

We administer our business through consulting arrangements with our company’s officers, directors, other individuals and one full-time employee.

Consultants

During the year ended December 31, 2014, the Company spent $25,000 on consultants.

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

While we were incorporated in 1998, we have just initiated our business operations. Therefore our current operating history cannot be used to determine our future success or failure. Our net loss since inception is $5,049,367. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to secure profitable business investments and opportunities. Based upon current plans, we expect to incur operating losses in the immediate future because we will be incurring expenses which will exceed our revenues. If we cannot generate a profit, we will have to suspend or cease operations and you will lose your investment.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company acquired the Banroy Gold Claim on 18 July 2011, consisting of 16 claims covering an area of 677.52 hectares, being valid for two years until June 22, 2013 in La Pause Township, Quebec, Canada. The Company allowed the claims to lapse and therefore wrote off its acquisition costs of $35,000.

On August 29, 2011, the Company entered into a definitive agreement to acquire the 536 hectare King’s Point, North Block Mining Concession, located in Newfoundland, Canada consisting of 53 claims. The Company elected to drop its option for the King’s Point Claim which was disclosed in its October 10, 2013 8K filing and therefore wrote off its acquisition costs of $590,000.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, we know of no legal proceedings to which we are a party to, which are pending, threatened or contemplated or any unsatisfied judgments against us.

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

As of December 31, 2014, we had approximately 99 shareholders of record.

Presented below is the high and low bid information of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Common Stock
	High	Low
Fiscal Year Ending December 31, 2014
First Quarter	$0.08	$0.01
Second Quarter	$0.05	$0.02
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.12	$0.02
Fiscal Year Ending December 31, 2013
First Quarter	$0.03	$0.01
Second Quarter	$0.09	$0.01
Third Quarter	$0.09	$0.02
Fourth Quarter	$0.06	$0.01

We were given our trading symbol “ASPZ” to trade on the NASD OTC Pink Sheets in January 1999.

On December 31, 2014, the last price of our common stock as reported on the OTCQB was $0.12 per share.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We have paid stock dividends in April 2007 comprising of one share in Hertz Controller Technologies Corporation for every two shares of Common Stock held in our Company.

Recent Sales of Unregistered Securities

On August 27 and 29, 2014, the company issued 908,000 shares valued at $45,400, based on the then current market price of $0.05, to settle a debt of $20,400 and for consulting fees of $25,000, which have been charged to the statement of comprehensive loss. On December 29, 2014 the company issued 370,000 shares valued at $18,500 based on the current market price of $0.05, to settle a debt.

Section 15(g) of the Securities Exchange Act of 1934

Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Critical Accounting Policies and Estimates

We did not generate revenues from operations in 2014 or 2013. We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. (“US GAAP”) The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.

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

We had a net loss of $131,992 (2013 - $810,995) for the year ended December 31, 2014. As of December 31, 2014, we had cash of $2,836 (2013 - $5,475) and total assets of $2,836 (2013 - $5,475) and total liabilities of $1,366,375 (2013 - $1,270,922). Our negative working capital is $1,333,539 (2013 - $1,265,447) and stockholders’ deficit was $1,333,539 (2013 - $1,265,447).

Results of Operations

We had no revenues in 2014 or 2013.

The Company incurred general and administrative expenses of $28,817 (2013 - $42,590), management fees of $60,000 (2013 - $60,000), professional fees of $18,175 (2013 - $11,905) and consulting fees of $25,000 (2013 - $171,500) in fiscal 2014.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, the Company accrued management fees of $60,000 (2013 - $60,000) to the Chief Executive Officer (“CEO”) and sole director of the Company. As of December 31, 2014, the Company owed its CEO $1,257,801 (2013 - $1,172,279) for expense reimbursements and accrued management fees, which are reflected as due to related party on the balance sheet. These advances are unsecured, non-interest bearing and payable upon demand.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our annual consolidated financial statement as of December 31, 2014 and 2013, begins on page F-1 of this Annual Report on Form 10-K.

PART II

ITEM 8. FINANCIAL STATEMENTS.

Asia Properties, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Asia Properties, Inc.

We have audited the accompanying consolidated balance sheets of Asia Properties, Inc. (the “Company”) as of December 31, 2014 and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and the results of its operations and its consolidated cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements as at December 31, 2013 and prior years were audited by other auditors who expressed an opinion without reservation on those statements in their report dated December 19, 2014.

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES

Date: March 24, 2015
Kuala Lumpur, Malaysia

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

McGOVERN, HURLEY, CUNNINGHAM, LLP
Chartered Accountants
Licensed Public Accountants

TORONTO, Canada
December 19, 2014

Asia Properties, Inc.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(Stated in US Dollars)

		2014	2013
	Note	US$	US$
Assets

Current

Cash and cash equivalents		$2,836	$5,475

Total current assets		2,836	5,475

Investments in mining claims	3	-

Total assets		$2,836	$5,475

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities		$28,586	$34,038
Notes payable	7	2,500	12,500
Line of credit	6	47,488	49,340
Short term loan	4		2,765
Due to related party	5	1,257,801	1,172,279

Total current liabilities		1,366,375	1,270,922

Commitments and contingencies	9

Stockholders’ deficit
Common stock, $0.001 par value, 2,000,000,000 shares authorized (43,199,362 and 41,921,362 common shares issued and outstanding at December 31, 2014 and 2013)	8	16,926	15,648
Additional paid - in capital	8	3,353,902	3,291,280
Donated capital		345,000	345,000
Deficit accumulated during the development stage		(5,049,367)	(4,917,375)
Total stockholders’ deficit		(1,333,539)	(1,265,447)

Total liabilities and deficit		$2,836	$5,475

See accompanying notes to the consolidated financial statements.

Asia Properties, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH DECEMBER 31, 2014

(Stated in US Dollars)

				Cumulative
				Total
		Year Ended		Since
		December 31,		Inception
		2014	2013
	Note	US$	US$	US$

Revenue		$-	$-	$(46,432)

Operating expenses
General and administrative		28,817	42,590	1,972,459
Commissions		-	-	42,000
Management fees	5	60,000	60,000	1,403,614
Professional fees		18,175	11,905	850,278
Consulting fees	8	25,000	171,500	411,261
Total operating expenses		131,992	285,995	4,679,612

Loss from operations		(131,992)	(285,995)	(4,726,044)

Interest income		-	-	3,294
Gain on disposal of subsidiary		-	-	27,120
Gain on settlement of debt		-	-	178,307
Income taxes recovered		-	-	595
Write-off of investments in mining claims	4	-	(525,000)	(525,000)
Write-down of property and equipment		-	-	(7,639)

Net comprehensive loss		$(131,992)	$(810,995)	$(5,049,367)

Weighted average number of shares:
Basic and diluted		42,234,096	39,341,910

Net loss per share – Basic and diluted		(0.003)	(0.02)

See accompanying notes to the consolidated financial statements.

Asia Properties, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM DECEMBER 31, 2004 THROUGH DECEMBER 31, 2014

			Additional
	Common Stock		Paid in	Donated
	Number of	Amount	Capital	Capital	Deficit	Total
	shares	$	$	$	$	$
Balance December 31, 2004	30,076,112	7,519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	160,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	200,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	2,400,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	180,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	1,400,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	4,200,000	1,050	523,950	-	-	525,000
Finders fee paid	-	-	(25,000)		-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net comprehensive loss for the year	-	-	-	-	(247,792)	(247,792)
Balance, December 31, 2005	38,616,112	9,654	3,622,774	330,000	(2,312,773)	1,649,655
Option exercised for cash at $1.00 per share	160,000	40	39,960	-	-	40,000
Issued for cash at $1.00	420,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net comprehensive loss for the year	-	-	-	-	(252,278)	(252,278)
Balance December 31, 2006	39,196,112	9,799	3,767,629	345,000	(2,565,051)	1,557,377
Issued for cash at $1.00	220,000	55	54,945	-	-	55,000
Finders fee paid	11,000	3	2,747	-	-	2,750
4 for 1 split on 16 April		-	-	-	-	-
Shares cancelled on 24 October 2007	(312,000)	-	-	-	-	-
Net comprehensive loss for the year	-	-	-	-	(298,260)	(298,260)
Balance December 31, 2007	39,115,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867
Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net comprehensive loss for the year	-	-	-	-	(513,977)	(513,977)
Balance December 31, 2008	35,411,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)
Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net comprehensive loss for the year	-	-	-	-	(114,528)	(114,528)
Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)
Issued for services	350,000	350	52,150	-	-	52,500
Net comprehensive loss for the year	-	-	-	-	(179,259)	(179,259)
Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,075)	(751,147)
Issued for properties at $0.05 per share	500,000	500	24,500	-	-	25,000
Issued for properties at $0.245 per share	2,000,000	2,000	488,000	-	-	490,000
Issued for commission at $0.21 per share	200,000	200	41,800	-	-	42,000
Net comprehensive loss for the year	-	-	-	-	(244,512)	(244,512)
Balance December 31, 2011	38,421,362	12,148	3,119,780	345,000	(3,915,587)	(438,659)
Net comprehensive loss for the year					(190,793)	(190,793)
Balance December 31, 2012	38,421,362	12,148	3,119,780	345,000	(4,106,380)	(629,452)
Issued for debt settlement and services at $0.05 per share	3,500,000	3,500	171,500	-	-	175,000
Net comprehensive loss for the year	-	-	-	-	(810,995)	(810,995)
Balance December 31, 2013	41,921,362	15,648	3,291,280	345,000	(4,917,375)	(1,265,447)
Issued for debt settlement and services at $0.05 per share	1,278,270	1,278	62,622			63,900
Net comprehensive loss for the year					(131,992)	(131,992)
Balance December 31, 2014	43,199,362	16,926	3,353,902	345,000	(5,049,367)	(1,333,539)

See accompanying notes to the consolidated financial statements.

Asia Properties, Inc.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

AND FROM INCEPTION ON APRIL 6, 1998 THROUGH DECEMBER 31, 2014

(Stated in US Dollars)

	For the year ended	For the year ended	Cumulative total
	December 31, 2014	December 31, 2013	since inception
	US$	US$	US$
Cash flows used in operating activities
Net loss	$(131,992)	$(810,995)	$(5,049,367)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,310
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Write-off of investments in mining claims	-	525,000	525,000
Shares issued for debt	38,900		38,900
Shares issued for investments acquired	-	-	2,500
Shares issued for services received	25,000	171,500	953,326
Additional paid-in-capital realized on shares issued	-	-	606,450
Write down of investment to net realizable value	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities
Increase in payables and accruals	(15,451)	2,135	466,897
Net cash (used) in operating activities	(83,543)	(112,360)	(1,824,246)
Cash flow used in investing activities
Property rights acquired for resale	-	-	(375,209)
Investments in mining claims acquired	-	-	(652,000)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of investment	-	-	(20,000)
Net cash used in investing activities	-	-	(1,079,954)
Cash flows from financing activities
Issuance of stock	-	-	1,406,600
(Decrease) in short term loans	(2,765)	(20,164)	(11,599)
Increase in due to related parties	85,521	135,107	1,452,343
Additions to long term loan	(1,852)		6,707
(Payments) advances made on long term loan	-		52,985
Net cash (used in) provided by financing activities	80,904	114,943	2,907,036

Net increase/ (decrease) in cash	(2,639)	2,583	2,836
Cash and Cash Equivalents, beginning of year	5,475	2,892	-
Cash and Cash Equivalents, end of year	$2,836	$5,475	$2,836

Cash paid for interest	$-	$-	$54,665

See accompanying notes to the consolidated financial statements.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

(Stated in US Dollars)

1.	Organization, Development Stage and Going Concern

Asia Properties, Inc. (the “Company”) was incorporated in Nevada, the United States of America on April 6, 1998. Our management intends to seek opportunities to invest in real estate. The Company currently does not hold any material property interests.

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future loses are anticipated as the Company has not yet been able to generate revenue. In addition, as of December 31, 2014, the Company has a working capital deficiency of $1,333,539 (2013 - $1,265,447) and an accumulated deficit of $5,049,367 (2013 - $4,917,375). The Company’s ability to continue, as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustment could be material.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or less to be cash equivalents. At December 31, 2014 and 2013, the Company had $2.86 and $5,475 in cash equivalents respectively.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

The Company expenses all costs related to the maintenance and development of mineral interests prior to the establishment of proven and probable reserves. As at December 31, 2014 and 2013, the Company had not established any proven or probable reserves.

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

December 31, 2014 and 2013

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

As at December 31, 2014 and 2013, the Company did not have any financial instruments measured at fair value. The Company’s financial instruments include cash, accounts payable and accrued liabilities, notes payable, line of credit, short term loan and amount due to a related party. The fair values of these financial instruments approximate their carrying values due to their short-term nature. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks from these financial instruments.

Loss Per Share

Basic loss per stock is calculated by dividing net loss by weighted average number of common stocks outstanding during the year.

Diluted loss per share is calculated using the treasury stock method and reflects the potential dilution of securities by including warrants and stock options, if any, in the weighted average number of common shares outstanding for a year, if dilutive. In a loss year, dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Accordingly, for the years ended December 31, 2014 and 2013, the basic loss per share was equal to diluted loss per share as there were no dilutive securities.

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. Certain monetary assets and liabilities of the Company denominated in Canadian dollars are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates. Non-monetary assets and liabilities are remeasured at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rates in effect on the balance sheet date. Revenues and expenses are remeasured at rates approximating the exchange rates in effect at the time of the transaction. During the years ended December 31, 2014 and 2013, substantially all cash expenses were transacted in U.S. dollars.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

Advertising Expenses

The Company expenses advertising as incurred. No advertising expense was incurred during the years ended December 31, 2014 and 2013, respectively, and no record was made in general and administrative expense in the Consolidated Statements of Comprehensive Income.

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

December 31, 2014 and 2013

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

In February 2008, the Company secured financing from Capital One in the amount of $100,000. The loan requires the Company to repay $1,739 on a monthly basis. Interest is charged at the annual prime rate plus 3.25%. As of December 31, 2014, the Capital One Loan has a balance of $0 (2013 - $2,765). The short term loan is secured personally by the sole director and officer of the Company.

5.	Due to Related Party

During the year ended December 31, 2014, the Company accrued management fees of $60,000 (2013 - $60,000) to the Chief Executive Officer (“CEO”) and sole director of the Company. As of December 31, 2014, the Company owed its CEO $1,257,801 (2013 - $1,172,279) for expense reimbursements and accrued management fees, which are reflected as due to related party on the balance sheet. These advances are unsecured, non-interest bearing and payable upon demand.

6.	Line of Credit

In February 2007, the Company was approved for a revolving credit facility at Wells Fargo for a maximum business line amount of $50,000. Interest is charged at 12.75% annually. As at December 31, 2014, the balance amounted to $47,488 (2013 - $49,340). The line of credit is secured personally by the previous sole director and officer of the Company.

7.	Notes Payable

The Company issued demand promissory notes to two individuals during 2011 and 2012. The original principal of $16,000 is payable upon demand. Interest is accrued at 2% per month. During the year ended December 31, 2013, $3,500 of the demand promissory notes were transferred to an arm’s length party and settled by the issuance of common stock. See Note 8(a).As of December 31, 2014 the remaining balance is $2,500.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

(Stated in US Dollars)

8.	Common Stock

The following table summarizes common stock issuances for the years ended as of December 31, 2014 and 201:

		Number of Shares	Common Stock Amount

Balance as of December 31, 2011 and 2012		38,421,362	$12,148
Issued 3,500,000 shares for the settlement of debt and services	a	3,500,000	3,500

Balance as of December 31, 2013		41,921,362	$15,648
Issued 408,000 shares for the settlement of debt	b	408,000	408
Issued 500,000 shares for the settlement of services	c	500,000	500
Issued 370,000 shares for the settlement of debt	d	370,000	370
Balance as of December 31, 2014		43,199,362	16,926

a)	On September 26, 2013, the Company issued 3,500,000 shares valued at $175,000, based on the current market price of $0.05, to settle a debt of $3,500 (See Note 7) and for consulting fees of $171,500, which have been charged to the consolidated statement of comprehensive loss.

b)	On August 25, 2014, the Company issued 408,000 common shares at $ 0.05 to settle a debt of $14,000 and accrued interest of $6,400.

c)	On August 27, 2014, the Company issued 500,000 common shares for services rendered to consultant.

d)	On December 29, 2014 the Company issued 370,000 common shares to settle a debt of $ 18,500.

During the year ended December 31, 2014, there were no stock options issued and outstanding (2013 – nil).

9.	Commitments and Contingencies

The Company has a monthly office rental of $77 in Hong Kong.

The Company rents an office in Bellingham, Washington which costs $100 per month on a month to month basis.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

(Stated in US Dollars)

10.	Income Taxes

The Company computes deferred tax assets arising from net operating loss carry forwards. These deferred tax assets are reduced by a valuation allowance to the extent that it is deemed more likely than not that these assets will not be realized through future taxable income. At December 31, 2014 and 2013, the Company had a net operating loss carry-forward of approximately $4,016,000 expiring over various years ranging from 2017 through 2033. As of December 31, 2014 and 2013, any available deferred tax asset arising from the Company’s net operating loss carry forwards has been eliminated by a full valuation allowance. The loss carry forwards are subject to certain limitations under the Internal Revenue Code including Section 382.

The provision for Federal income tax consists of the following for the years ended December 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$44,000	$97,000
Less: valuation allowance	(44,000)	(97,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% (2013- 34%) of significant items comprising our net deferred tax amount is as follows as of December 31, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$1,365,000	$1,321,000
Less: valuation allowance	(1,365,000)	(1,321,000)
Net deferred tax asset	$-	$-

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

(Stated in US Dollars)

11.	Financial Instruments

(a)	Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from a related party. As at December 31, 2014, the Company had cash of $2,836 (2013 - $5,475) to settle current liabilities of $1,366,375 (2013 - $1,270,922) All of the Company’s financial liabilities have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. As at December 31, 2014, the Company held $2,836 (2013 - $5,475) with a major bank in the United States.

(c)	Foreign exchange risk

The Company principally operates within the United States. The Company’s functional currency is the American dollar and major purchases are transacted in American dollars. Management believes the foreign exchange risk derived from currency conversions is negligible and therefore does not hedge its foreign exchange risk.

(d)	Interest rate risk

The Company is exposed to interest rate fluctuations on its short term loan. At December 31, 2014, the Company had an outstanding short term loan balance of $0, which bears interest annually at a rate of prime plus 3.25% (6.5% at December 31, 2013), which may expose the Company to market risk due to changes in interest rates. For the year ended December 31, 2013, a 1% increase in prime interest rates would increase interest expense and net loss by approximately $100. However, based on current prime interest rates and based on historical movements in rates, the Company believes a near term change in interest rates would not have a material adverse effect on the financial position or results of operations.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

(Stated in US Dollars)

12.	Subsequent Events

On January 1, 2015, the Company issued 6,800,000 common shares to settle $340,000 of debt owed to a director of the Company.

On January 2, 2015, the Company issued 17,200,000 common shares to settle $860,000 of debt owed to a director of the Company.

On January 19, 2015, Asia Properties, Inc. (the “Company”) reported that it had signed a Sale and Purchase Agreement between the Company and Asia Innovation Technology Limited, a Hong Kong corporation (“AITL”) and disclosed that Asia Properties had issued a total of 950 million restricted common shares of the Company in the names of the shareholders of AITL in payment of US$1.9 billion reflecting the reported value of the rights, titles and interests in the business assets and all attendant or related assets of AITL. This share issuance would constitute a change of control.

Previously, on January 6, 2015, Asia Properties, Inc. reported via a Form 8-K that the Company had executed a Sale and Purchase Agreement to acquire 100% of the shares and assets of Asia Innovation Technology Limited, a Hong Kong corporation (“AITL”). Pursuant to the Agreement, Asia Properties, Inc. has agreed to issue 950 million restricted common shares of the Company to the shareholders of AITL in payment of the US$1.9 billion reflecting the reported value of the rights, titles and interests in the business assets and all attendant or related assets of AITL.

Pursuant to the above noted Sale and Purchase Agreement, on or before January 15, 2015, AITL was to deliver to ASPZ, duly authorized, properly and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of AITL and its assets specifically detailing the assets and an asset valuation by a third-party valuator.

Additionally, the Agreement stated that both Parties have agreed that all shares issued, pursuant to the terms and conditions of this agreement, shall be issued as soon as practicable following the signing of this agreement, but all shares so issued shall be held in escrow and shall be in the full control of Asia Properties, Inc. until the Closing.

As of the date of this filing, Asia Properties has not received the required third-party valuation. Nor has Asia Properties received the duly authorized and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of AITL and its assets. Therefore, the share certificates representing the shares issued in the names of the AITL shareholders remain in escrow and in the control of Asia Properties.

AITL is also required to provide the Company with audited financial statements prepared by a qualified PCAOB auditor. However, the Company has not yet received the required audited financial statements from AITL. The Company is assisting AITL and the required audit is being conducted.

Due to the delay in receiving the required third-party valuation, the audited financial statements for AITL and the duly authorized and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of AITL and its assets, the Sale and Purchase Agreement between the Company and Asia Innovation Technology Limited has not yet closed and a change of control has not yet been affected.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective March 21, 2015, the Board of Directors of Asia Properties, Inc., (the “Company”) notified McGovern, Hurley, Cunningham, LLP., (“McGovern, Hurley, Cunningham”) the Company’s independent registered public accounting firm, that it was terminating its engagement of McGovern, Hurley, Cunningham as the Company’s independent registered public accounting firm.

The audit reports by McGovern, Hurley, Cunningham on the consolidated financial statements of the Company that were issued during the period from October 30, 2014 to March 21, 2015 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Prior to its termination, there were: (i) no disagreements between the Company and McGovern, Hurley, Cunningham on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of McGovern, Hurley, Cunningham, would have caused McGovern, Hurley, Cunningham to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Effective on March 22, 2015, Weld Asia Associates was engaged to serve as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements. Prior to March 22, 2015: (i) no consultations occurred between the Company and Weld Asia Associates during the period commencing March 26, 2015, regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered regarding the Company’s financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions or a reportable event requiring disclosure pursuant to Item 304(a)(1)(iv) of Regulation S-K.

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

Changes in Internal Controls

During the year ended December 31, 2014, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, please note the discussion above.

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

The names, addresses, ages and positions of our present officers and directors is as follows:

Name and Address	Age	Position Held

Fan Haoran Two Exchange Square, 8/fl 8 Connaught Place, Central, Hong Kong	50	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Dennis Burns INVest Train PO Box 362, Tiffin, OH 44883	50	Investor relations

The persons named above have held their offices for the last 12 months and are expected to continue until the next annual meeting of our stockholders.

Background of Officers and Directors

Fan Haoran, President and Chief Executive Officer

Fan Haoran worked at the Shenzhen Yangtze Trade Company from August 1989 to December 1992. The Company is involved in the domestic and international commodity procurement business. He was part of the company’s domestic and international trade management team. He also participated in formulating and compiling a textbook for an international trade training class in Shenzhen and helped organize an international trade training class. He was also responsible for the compiling of the company’s interim procedures for domestic trade management in Shenzhen. From January 1993 to September 1994 he worked at the Shenzhen Duncheng Investment Corporation. a real estate development and investment firm. Participated in approval and application for construction of Red Forest Residence Community in Shenzhen, a residence community project in Shenzhen.

In October 1994 he assumed the post of General Manager of Federal Communication Developmental Company in Dongguan and served as a member of the council in the Guangdong Communication Association. He was a member of the communication and coordination group between Guangdong Province and Guangzhou military region and participated in the formulation of interim regulations for communication frequency management between the military and local authorities. He also led the development and construction of wireless paging software and a paging center for the Federal Communication Developmental Company. He served with this company until October 2003.

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

Audit Committee and Charter

We do not have a separately designated audit committee of the board. Audit committee functions are performed by our sole director who is not deemed independent as he holds a position as an officer of our Company. Our audit committee is responsible for:

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

Executive Officer Compensation Table

						Non-Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name And		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Daniel McKinney	2014	60,000	0	0	0	0	0	0	60,000
President & Chief Executive Officer	2013	60,000	0	0	0	0	0	0	60,000
	2012	60,000	0	0	0	0	0	0	60,000
	2011	60,000	0	0	0	0	0	0	60,000

Geoff Armstrong	2011	0	0	0	0	0	0	0	0
Secretary

Gilbert Loke	2011	0	0	0	0	0	0	0	0
Chief Financial Officer

Compensation of Directors

There are no contractual arrangements with any member of the board of directors. They have no director’s service contracts and are not compensated for their services as directors. On September 30, 1998, Asia Properties, Inc. authorized a stock option plan known as the “Asia Properties, Inc. Stock Option Plan”. Awards are not restricted to any specified form or structure and may include, without limitation, sales or Stock and Derivative securities. The aggregate number of shares of stock which may be purchased pursuant to the plan is 1,000,000 shares. No award holder has any rights as a stockholder prior to the date of issuance to him of a certificate or certificates for such shares. The Board may amend, suspend or discontinue the plan anytime. The plan is intended to comply with Rule 16b-3 promulgated by the Securities and Exchange Commission under the exchange Act and is subject to all applicable federal and state laws, rules and regulations and to approvals by relevant government or regulatory agencies. There were no stock options issued and outstanding as of December 31, 2014 and 2013.

Director’s Compensation Table

		Fees			Non-Equity	Nonqualified
		Earned or			Incentive	Deferred
		Paid in	Stock	Option	Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)
Daniel McKinney	2014	60,000	0	0	0	0	0	60,000
	2013	60,000	0	0	0	0	0	60,000
	2012	60,000	0	0	0	0	0	60,000
	2011	60,000	0	0	0	0	0	60,000

Geoff Armstrong	2011	0	0	0	0	0	0	0

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

	As of December 31, 2014
Name and Address of Beneficial Owner	Shares(1)	Percent

Named Executive Officers and Directors
Daniel Mckinney Two Exchange Square, 8/fl 8 Connaught Place, Central, Hong Kong	255,278	0.6%
Directors and Executive Officers as a Group (Two Persons)	255,278	0.6%
Beneficial Owners of in Excess of 5% (other than Named Executive Officers and Directors)
Cede & Co 55 Water Street FRNT 3 NY10041	16,815,765	38.9%
Indian Ocean Management Limited Cyber Tower, Ebene Reduit Mauritius	3,200,000	7.4%
CS Harborne c/o Dieterich and Associates 11300 W Olympic Boulevard, Los Angeles	3,409,984	7.8%
Lim Ah Swee TWO IFC, 39th floor, 8 Finance Street Hong Kong	2,800,000	6.4%
Wong Kin Wang c/o 188 Connaught Road 18/fl, Central Hong Kong	2,400,000	5.5%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

During the year ended December 31, 2014, the Company accrued a total of $60,000 as salary to the Company’s CEO. As of December 31, 2014 the Company owed the CEO $1,257,801 for expense reimbursements and unpaid salary.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of annual financial statements and reviews of financial statements included in our Form 10-K and Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years was:

2014	$6,000	JTC Weld Asia Associates
2013	$6,000	JTC McGovern, Hurley, Cunningham, LLP
2012	$5,000	JTC MJF & Associates, APC

(2) Audit-Related Fees

The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2014	$0	MJ Weld Asia Associates
2013	$0	MJ McGovern, Hurley, Cunningham, LLP
2012	$0	MJ MJF & Associates, APC

(3) Tax Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$0	Weld Asia Associates
2013	$0	McGovern, Hurley, Cunningham, LLP
2012	$0	MJF & Associates, APC

(4) All Other Fees

The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0	Weld Asia Associates
2013	$0	McGovern, Hurley, Cunningham, LLP
2012	$0	MJF & Associates, APC

(5) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES and Reports on form 8-K

THE FOLLOWING FORM 8-K’S WERE FILED IN 2014

Item 4.01: Changes in Registrant’s Certifying Accountant filed November 4, 2014

Item 8.01: Other Events filed September 9, 2014. Trial date set in lawsuit against David M. Loflin and James B. Kaufman and their company, Appinero LLC.

Item 8.01: Other Events filed July 15, 2014 Disclosure to move forward with lawsuit against David M. Loflin and James B. Kaufman and their company, Appinero LLC.

Exhibit No.	Document Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen Stock Certificate(1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1) Incorporated by reference. Filed pursuant to Form 10-SB Registration Statement filed November 26, 2004.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

By:	/s/ Fan Haoran
Fan Haoran
President and Chief Executive Officer

Date: March 30, 2015

