Form 10-Q
period 2015-03-31
ASIA PROPERTIES INC
filed 2015-05-13
CIK 1070789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 18, 2015, the issuer had 1,017,199,362 shares of common stock outstanding.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2015

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2015 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED MARCH 31, 2015

Page
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)	F-1

Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	F-1

Consolidated Statements of Comprehensive Loss for the three month periods ended March 31, 2015 and 2014 and for the period from inception through March 31, 2015	F-2

Consolidated Statements of Stockholders’ Deficit for the period from December 31, 2004 through March 31, 2015	F-3

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014 and for the period from April 6, 1998 (Inception) through March 31, 2015	F-4

Selected notes to consolidated financial statements	F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	5

Item 4. Controls and Procedures	5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	6

Item 2. Unregistered Sales of Equity Securities and Proceeds	6

Item 3. Default upon Senior securities	6

Item 4. Submission of Matters to a Vote of Security Holders.	6

Item 5. Other Information.	6

Item 6. Exhibits	7

3

PART I - FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCES SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current
Cash	$1,507	$2,836
Total Current Assets	1,507	2,836

Investments (note 6)	1,900,000,000	-

Total Assets	$1,900,001,507	$2,836

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities	115,607	28,586
Notes payable (note 5)	2,500	2.500
Line of Credit (note 4)	45,915	47,488
Due to Related Party (note 3)	-	1,257,801
Total Current liabilities	$164,022	$1,336,375

Commitments and contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 1,000,000,000 shares 1,017,199,362 issued and outstanding at March 31, 2015 and 43,199,362 on December 31, 2014	990,926	16,926
Additional paid in capital	1,903,637,703	3,353,902
Donated Capital	345,000	345,000
Deficit accumulated during the development stage	(5,136,144)	(5,049,367)
	1,899,837,485	(1,333,539)

Total Liabilities and Stockholders’ Deficit	$1,900,001,507	$2,836

See accompanying notes to the unaudited consolidated financial statements.

ASIA PROPERTIES, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FOR THE PERIOD FROM APRIL 6, 1998 (INCEPTION THROUGH MARCH 31, 2015)

	Note	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014	For the Period From April 6, 1998 (Inception) Through March 31, 2015

Revenue		$-	$-	$(46,432)

Operating expenses
General and administrative expenses		25,263	6,211	1,997,722
Commission expenses		-	-	42,000
Management fees	5	-	15,000	1,403,614
Professional fees		12,814	4,619	863,092
Consulting fees		48,700	-	459,961
Total operating expenses		86,777	25,830	4,766,389

Loss from operations		(86,777)	(25,830)	(4,812,821)

Interest income		-	-	3,294
Gain on disposal of subsidiary		-	-	27,120
Gain on settlement of debt		-	-	178,307
Income taxes recovered		-	-	595
Write-off of investments in mining claims		-	-	(525,000)
Write-down of property and equipment		-	-	(7,639)
Net comprehensive loss		$(86,777)	$(25,830)	$(5,136,144)

Weighted average number of shares:
Basic and diluted		1,017,199,362	41,921,362
Net loss per share – Basic and diluted		$(0.000)	$(0.001)

See accompanying notes to the unaudited consolidated financial statements.

ASIA PROPERTIES, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FROM DECEMBER 31, 2004 THROUGH MARCH 31, 2015

			Additional
	Common Stock		Paid In	Donated
	Number of shares	Amount $	Capital $	Capital $	Deficit $	Total $

Balance December 31, 2004	30,076,112	7,519	1,729,509	270,000	(2,064,981)	(57,953)
Issued for services at $0.26 per share	40,000	40	10,360	-	-	10,400
Issued for services at $0.50 per share	160,000	50	24,950	-	-	25,000
Issued for properties at $0.50 per share	200,000	600	299,400	-	-	300,000
Issued for properties at $1.45 per share	2,400,000	45	159,955	-	-	160,000
Issued for properties at $2.55 per share	180,000	350	899,650	-	-	900,000
Issued for cash at $0.50 per share	1,400,000	1,050	523,950	-	-	525,000
Finders fee paid	4,200,000	-	(25,000)	-	-	(25,000)
Donated capital	-	-	-	60,000	-	60,000
Net loss for the year	-	-	-	-	(247,792)	(247,792)
Balance, December 31, 2005	38,616,112	9,654	3,622,774	330,000	(2,312,773)	1,649,655
Option exercised for cash at $1.00 per share	160,000	40	39,960	-	-	40,000
Issued for cash at $1.00	420,000	105	104,895	-	-	105,000
Donated capital	-	-	-	15,000	-	15,000
Net loss for the year	-	-	-	-	(252,278)	(252,278)
Balance December 31, 2006	39,196,112	9,799	3,767,629	345,000	(2,565,051)	1,557,377
Issued for cash at $1.00	220,000	55	54,945	-	-	55,000
Finders fee paid	11,000	3	2,747	-	-	2,750
4 for 1 split on 16 April		-	-	-	-	-
Net loss for the year	-	-	-	-	(298,260)	(298,260)
Balance December 31, 2007	39,115,112	9,857	3,825,321	345,000	(2,863,311)	1,316,867
Issued for cash at $0.20	225,000	225	44,775	-	-	45,000
Finders fee paid	11,250	11	2,239	-	-	2,250
Cancelled due to unsuccessful transfer of property rights	(3,940,000)	(985)	(1,323,460)	-	-	(1,324,445)
Net loss for the year	-	-	-	-	(513,977)	(513,977)
Balance December 31, 2008	35,411,362	9,108	2,548,875	345,000	(3,377,288)	(474,305)
Cancelled due to unsuccessful transfer of property rights	(40,000)	(10)	(35,545)	-	-	(35,555)
Net loss for the period	-	-	-	-	(114,528)	(114,528)
Balance December 31, 2009	35,371,362	9,098	2,513,330	345,000	(3,491,816)	(624,388)
Issued for services	350,000	350	52,150	-	-	52,500
Net loss for the period	-	-	-	-	(179,258)	(179,258)
Balance December 31, 2010	35,721,362	9,448	2,565,480	345,000	(3,671,074)	(751,146)
Net loss for the period	-	-	-	-	(32,957)	(32,957)
Issued for properties at $0.05 per share	500,000	500	24,500	-	-	25,000
Issued for properties at $0.245 per share	2,000,000	2,000	488,000	-	-	490,000
Issued for commission at $0.21 per share	200,000	200	41,800	-	-	42,000
Net comprehensive loss for the year	-	-	-	-	(244,512)	(244,512)
Balance December 31, 2011	38,421,362	12,148	3,119,780	345,000	(3,915,587)	(438,659)
Net comprehensive loss for the year					(190,793)	(190,793)
Balance December 31, 2012	38,421,362	12,148	3,119,780	345,000	(4,106,380)	(629,452)
Issued for debt settlement and services at $0.05 per share	3,500,000	3,500	171,500	-	-	175,000
Net comprehensive loss for the year	-	-	-	-	(810,995)	(810,995)
Balance December 31, 2013	41,921,362	15,648	3,291,280	345,000	(4,917,375)	(1,265,447)
Issued for debt settlement and services at $0.05 per share	1,278,270	1,278	62,622			63,900
Net comprehensive loss for the year					(131.992)	(131,992)
Balance December 31, 2014	43,199,362	16,926	3,353,902	345,000	(5,049,367)	(1,333,539)
Issued for debt settlement at $0.05 per share	24,000,000	24,000	1,233,801			1,257,801
Issued for investment	950,000,000	950,000	1,899,050,000			1,900,000,000
Net comprehensive loss for the quarter	-	-	-	-	(86,777)	(86,777)
Balance March 31, 2015	1,017,199,362	990,926	1,903,637,703	345,000	(5,136,144)	1,899,837,485

See accompanying notes to the unaudited consolidated financial statements.

ASIA PROPERTIES, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FOR THE PERIOD

FROM APRIL 6, 1998 (INCEPTION THROUGH MARCH 31, 2015)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014	Cumulative for The Period from April 6, 1998 (Inception) Through March 31, 2015
Cash flows from operating activities
Net loss	$(86,777)	$(25,830)	$(5,136,144)
Adjustments to reconcile net loss to net cash used in operating activities
Amortized property rights	-	-	97,310
Cancellation of shares issued for property rights	-	-	(1,360,000)
Deferred assets amortized	-	-	12,507
Depreciation	-	-	12,599
Donated management services	-	-	345,000
Gain on settlement of debt	-	-	(178,307)
Gain on disposal of subsidiary	-	-	-
Write-off of investments in mining claims	-	-	525,000
Investment written off	-	-	20,000
Property rights written off	-	-	1,637,900
Shares issued for debt	-		38,900
Shares issued for investments acquired	-	-	2,500
Shares issued for services received	-	-	953,326
Additional paid-in-capital realized on shares issued	-	-	606,450
Write down of investment to net realizable value	-	-	37,400
Write down of property and equipment	-	-	7,639
Changes in operating assets and liabilities
Increase in payables and accruals	87,021	1,285	553,918
Net cash (used in) provided by operating activities	244	(4,725)	(1,824,002)

See accompanying notes to the unaudited consolidated financial statements.

ASIA PROPERTIES, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 AND FOR THE PERIOD

FROM APRIL 6, 1998 (INCEPTION THROUGH MARCH 31, 2015)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014	Cumulative for The Period from April 6, 1998 (Inception) Through March 31, 2015
Cash flow used in investing activities
Property rights acquired for resale	-	-	(375,209)
Increase in deferred assets	-	-	(12,507)
Purchase of property and equipment	-	-	(20,238)
Purchase of Investments	-	-	(20,000)
Investments in mining claims acquired	-	-	(652,000)
Net cash used in investment activities	-	-	(1,079,954)

Cash flows from financing activities	-		1,406,600
Issuance of stock		-
(Payments) additions to long term loans	(1,573)	238	5,134
Increase (decrease) in short term loans	-	(2,765)	(11,599)
Increase (decrease) in due to related parties	-	22,585	1,452,342.
Payments made on long term loan	-	-	52,985
Net cash (used in) provided by financing activities	(1,573)	238	2,905,463

Net increase/ (decrease) in cash	(1,329)	(4,487)	1,507
Cash and Cash Equivalents, beginning of period	2,836	5,475	-
Cash and Cash Equivalents, end of period	$1,507	988	$1,507
Cash paid for interest	$-	$-	$54,665

Asia Properties, Inc.

Notes to the Financial Statements

For the Three Months ended March 31, 2015 (Unaudited)

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

2. Going Concern

Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The Company had a net loss of $86,777 and had a negative working capital of ($162,515) and stockholders’ equity of $1,899,837,485 at March 31, 2015. These matters raise doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties’ existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2015. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Due to Related Party

During the quarter ended March 31, 2015, the Company did not accrue any management fees for the quarter (2014 - $15,000) to the previous Chief Executive Officer (“CEO”) and sole director of the Company. As at March 31, 2015, the amount due to a related party was $nil (2014 - $1,257,801). During the quarter ended March 31, 2015, the Company settled the amount due to the previous CEO and director of the Company thru the issuance of 24-million shares of the Company.

4. Line of Credit

In February 2007, the Company was approved for a revolving credit facility at Wells Fargo for a maximum business line amount of $50,000. Interest is charged at 12.75% annually. As at March 31, 2015, the balance amounted to $45,915 (2014 - $47,488). The line of credit is secured personally by the previous sole director and officer of the Company.

5. Notes Payable

The Company issued demand promissory notes to two individuals during 2011 and 2012. The original principal of $16,000 is payable upon demand. Interest is accrued at 2% per month. During the year ended December 31, 2013, $3,500 of the demand promissory notes were transferred to an arm’s length party and settled by the issuance of common stock. See Note 7(a).As of March 31, 2015 the remaining balance is $2,500, (2011-$2,500). We have accrued interest of $150 shown in general and administrative expense.

Asia Properties, Inc.

Notes to the Financial Statements

For the Three Months ended March 31, 2015 (Unaudited)

6. Investment

On January 7, 2015, the Company reported that it had signed a Sale and Purchase Agreement (“Agreement”) between the Company and Asia Innovation Technology Limited, a Hong Kong corporation (“AITL”) and disclosed that the Company had issued a total of 950 million restricted common shares of the Company in the names of the shareholders of AITL in payment of US$1.9 billion reflecting the reported value of the rights, titles and interests in the business assets and all attendant or related assets of AITL. This share issuance would constitute a change of control.

Pursuant to the above noted Sale and Purchase Agreement, on or before January 15, 2015, AITL was to deliver to ASPZ, duly authorized, properly and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of AITL and its assets specifically detailing the assets and an asset valuation by a third-party valuator.

Additionally, the Agreement stated that both parties have agreed that all shares issued, pursuant to the terms and conditions of this agreement, shall be issued as soon as practicable following the signing of this agreement, but all shares so issued shall be held in escrow  until all terms and conditions are met.

As of the date of this filing, the various terms and conditions of the Agreement have not been met, therefore, the share certificates representing the shares issued in the names of the AITL shareholders remain in escrow.

AITL is also required to provide the Company with audited financial statements prepared by a qualified Public Company Accounting Oversight Board auditor. However, the Company has not yet received the required audited financial statements from AITL. The Company is assisting AITL and the required audit is being conducted.

Due to the delay in receiving the required third-party valuation, the audited financial statements for AITL and the duly authorized and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of AITL and its assets, the Sale and Purchase Agreement between the Company and Asia Innovation Technology Limited has not yet closed.

Asia Properties, Inc.

Notes to the Financial Statements

For the Three Months ended March 31, 2015 (Unaudited)

7. Common Stock

The following table summarizes common stock issuances as of March 31, 2015:

		Number of Shares	Common Stock Amount

Balance as of December 31, 2011 and 2012		38,421,362	$12,148
Issued 3,500,000 shares for the settlement of debt and services	a	3,500,000	3,500
Balance as of December 31, 2013		41,921,362	$15,648
Issued 408,000 shares for the settlement of debt	b	408,000	408
Issued 500,000 shares for the settlement of services	c	500,000	500
Issued 370,000 shares for the settlement of debt	d	370,000	370
Balance as of December 31, 2014		43,199,362	16,926
Issued 24,000,000 shares for the settlement of debt	e	24,000,000	24,000
Issued 950,000,000 shares for the purchase of Investment	f	950,000,000	950,000
Balance March 31, 2015		1,017,199,362	990,926

a)	On September 26, 2013, the Company issued 3,500,000 shares valued at $175,000, based on the current market price of $0.05, to settle a debt of $3,500 (See Note 5) and for consulting fees of $171,500, which have been charged to the consolidated statement of comprehensive loss.

b)	On August 25, 2014, the Company issued 408,000 common shares at $ 0.05 to settle a debt of $14,000 and accrued interest of $6,400.

c)	On August 27, 2014, the Company issued 500,000 common shares to a consultant for services rendered.

d)	On December 29, 2014 the Company issued 370,000 common shares to settle a debt of $ 18,500.

e)	On January 1, 2015, the Company issued 24,000,000 shares to settle a debt of $1,257,801 owed to the previous director of the Company.

f )	On January 13, 2015, the Company issued 950,000,000 restricted shares for the purchase of Asia Innovation Technology which are held in escrow pending closing.

During the quarter ended March 31, 2015, there were no stock options issued and outstanding (2014 – nil).

8. Commitments and Contingencies

The Company has a monthly office rental of $77 in Hong Kong.

The Company rents an office in Bellingham, Washington on a month-to-month basis at a cost of $100 per month.

9. Subsequent Events

As of the date of this report, the Sale and Purchase agreement with Asia Innovation Technology Limited has not been completed. (See Note 6.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Asia Properties, Inc. was originally established to seek opportunities to invest in real estate and develop resorts in South East Asia. On January 6, 2015, Asia Properties, Inc. changed its business plan and executed a Sale and Purchase Agreement to acquire 100% of the shares and assets of Asia Innovation Technology Limited (“AITL”), a Hong Kong based, resource-recycling company. Pursuant to the Agreement, Asia Properties, Inc. agreed to issue 950 million restricted common shares of the Company to the shareholders of AITL in payment of the US$1.9 billion reflecting the reported value of the rights, titles and interests in the business assets and all attendant or related assets of AITL.

Pursuant to the Sale and Purchase Agreement, AITL is to deliver to ASPZ, duly authorized, properly and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of AITL and its assets specifically detailing the assets and an asset valuation by a third-party valuator. Additionally, the Agreement states that both Parties have agreed that all shares so issued will be held in escrow by Asia Properties, Inc. and shall be in the full control of Asia Properties, Inc. until the Closing.

As of the date of this filing, Asia Properties has not received the required third-party valuation. Therefore, the shares issued in the names of the AITL shareholders remain in the control of Asia Properties. AITL is also required to provide the Company with audited financial statements prepared by a qualified PCAOB auditor. However, the Company has not yet received the required audited financial statements from AITL.

Due to the delay in receiving the final required third-party valuation and the audited financial statements for AITL, the Sale and Purchase Agreement between the Company and Asia Innovation Technology Limited has not closed and a change of control has not yet been affected.

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

Results of Operations

Revenues

The Company has not generated any revenues from our operations during the three-month period ended March 31, 2015 or during last two years.

Expenses

During the three month period ended March 31, 2015, the Company incurred general and administrative expenses of $25,263 (2014 - $6,211), professional fees of $12,814 (2014 - $4,619), management fees of $nil (2014 - $15,000) and consulting fees of $48,700 (2014 - $nil).

During the quarter, costs were related to completing the AITL acquisition.

Liquidity and Capital Resources

As at March 31, 2015, we had cash of $1,507 (2014 - $2,836).

4

Cash Used in Operating Activities

Net cash provided by operating activities was $244 for the three-month period ended March 31, 2015. For the same period in 2014, there was net cash used of $4,725 For the period from April 6, 1998 (inception) to March 31, 2015, net cash used in operating activities was $1,824,002.

Cash Used in Investing Activities

The Company did not incur any investment costs in the three-month period ended March 31, 2015, cash used in investing activities was $1,079,954 for the period from April 6, 1998 (inception) to March 31, 2015.

Cash from Financing Activities

The Company has funded operations, to date, primarily from sales of our common stock but did not receive any funds from the issuance of shares during the three months ended March 31, 2015. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

We are a development stage company. Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The Company had a negative working capital of ($162,515) and stockholders’ equity of $1,899,837,485 at March 31, 2015. These matters raise doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties’ existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2015. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

5

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the our internal control over financial reporting. However, please note the discussion above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold for valuable consideration during the three months ended March 31, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three months ended March 31, 2015.

Item 5. Other Information.

None.

6

Item 6. Exhibits.

The following exhibits are attached hereto:

Exhibit No.	Description of Exhibit

31.1	Certification of principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith

31.2	Certification of principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended, filed herewith

32.1	Certification of principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

Date: May 13, 2015

By:	/s/ Fan Haoran
Fan Haoran
(Principal Executive Officer and Principal Financial Officer)

8