Form 10-Q
period 2015-06-30
ASIA PROPERTIES INC
filed 2015-08-17
CIK 1070789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 27, 2015, the issuer had 1,017,199,362 shares of common stock outstanding.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2015

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended June 30, 2015 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED JUNE 30, 2015

3

PART I

FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$1,568	$2,836

TOTAL ASSETS	$1,568	$2,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payables and accrued liabilities	$133,897	$28,586
Notes payable	-	2,500
Revolving line of credit	46,058	47,488
Amount due to a former director	-	1,257,801
Total current liabilities	179,955	1,336,375

Commitments and contingencies

Stockholders’ deficit
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 1,017,199,362 shares and 43,199,362 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	990,926	16,926
Additional paid-in capital	1,903,982,703	3,698,902
Common stock subscription receivable	(1,900,000,000)	-
Accumulated deficit	(5,152,016)	(5,049,367)
	(178,387)	(1,333,539)
Total liabilities and stockholders’ deficit	$1,568	$2,836

See accompanying notes to the condensed consolidated financial statements.

ASIA PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	13,884	24,539	99,006	46,820

Total operating expenses	13,884	24,539	99,006	46,820

Other expense:
Interest expense	1,988	3,123	3,643	6,672

Loss before income tax	(15,872)	(27,662)	(102,649)	(53,492)

Income tax expense	-	-	-	-

NET LOSS	$(15,872)	$(27,662)	$(102,649)	$(53,492)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	1,017,199,362	41,921,362	1,017,199,362	41,921,362

See accompanying notes to the condensed consolidated financial statements.

ASIA PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Currency express in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional	Common stock		Total
	Number of shares	Amount	paid-in capital	subscription receivable	Accumulated deficit	stockholders’ deficit
		$	$	$	$	$

Balance as of January 1, 2015	43,199,362	16,926	3,698,902	-	(5,049,367)	(1,333,539)
Shares issued for debt settlement at $0.052 per share	24,000,000	24,000	1,233,801	-	-	1,257,801
Shares issued for investment and held in escrow	950,000,000	950,000	1,899,050,000	(1,900,000,000)	-	-
Net loss for the period	-	-	-	-	(102,649)	(102,649)
Balance as of June 30, 2015	1,017,199,362	990,926	1,903,982,703	(1,900,000,000)	(5,152,016)	(178,387)

See accompanying notes to the condensed consolidated financial statements.

ASIA PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”)

(Unaudited)

	Six months ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(102,649)	$(53,492)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Other payables and accrued liabilities	102,810	1,900
Net cash provided by (used in) operating activities	161	(51,592)

Cash flows from financing activities:
Repayment of short-term loans	-	(2,765)
Advances from a former director	-	49,881
Repayment of revolving line of credit	(1,429)	(450)
Net cash (used in) provided by financing activities	(1,429)	46,666

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,268)	(4,926)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,836	5,475
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,568	$549

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$3,643	$6,672

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock subscription receivable	$19,000,000	$-
Shares issued for debt settlement	$1,257,801	$-

See accompanying notes to the condensed consolidated financial statements.

ASIA PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 2 – ORGANIZATION AND BACKGROUND

Asia Properties, Inc. (“ASPZ” or “the Company”) was incorporated in the State of Nevada on April 6, 1998. The Company intends to seek opportunities to invest in real estate through its subsidiary, Asia Properties (HK) Limited, which incorporated in Hong Kong on November 7, 2007. For the six months ended June 30, 2015, the Company does not hold any material property interests.

NOTE 3 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2015, the Company suffered the accumulated deficits of $5,152,016 from prior years and suffered from a working capital deficit of $178,387. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

ASIA PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Basis of consolidation

The condensed consolidated financial statements include the financial statements of ASPZ and its subsidiary, Asia Properties (HK) Limited. All inter-company balances and transactions between the Company and its subsidiary have been eliminated upon consolidation.

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

ASIA PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent accounting pronouncements

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 5 – REVOLVING LINE OF CREDIT

In February 2007, the Company obtained a revolving line of credit from Wells Fargo & Company for a maximum amount of $50,000 with interest charged at a fixed rate of 12.75% per annum and is personally guaranteed by a shareholder of the Company. This shareholder was also the former director and Chief Executive Office of the Company.

As of June 30, 2015, the outstanding balance of the revolving line of credit was $46,058.

The aggregate interest expense for the three and six months ended June 30, 2015 were $1,988 and $3,643, respectively.

The aggregate interest expense for the three and six months ended June 30, 2014 were $3,123 and $6,672 espectively.

NOTE 6 – AMOUNT DUE TO A FORMER DIRECTOR

On January 1, 2015, the Company fully settled the amount due to a former director of the Company in amounted to $1,257,801 by issuing 24,000,000 shares of the Company’s common stock at $0.052 per share.

NOTE 7 – COMMON STOCK

On January 1, 2015, the Company issued 24,000,000 shares of common stock to settle a debt of $1,257,801 owed to a former director of the Company.

On January 13, 2015, the Company issued 950,000,000 shares of restricted common stock for the purchase of 100% shares of AITL and its assets. The acquisition has not yet closed on the date of this filing and the shares are held in escrow.

ASIA PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of June 30, 2015, there are 1,017,199,362 shares of common stock issued and outstanding.

NOTE 8 – COMMON STOCK SUBSCRIPTION RECEIVABLE

On January 6, 2015, the Company entered into a Sale and Purchase Agreement (the “Agreement”) to acquire 100% shares and assets of Asia Innovation Technology Limited (“AITL”), a company incorporated in the British Virgin Islands. Pursuant to the Agreement, the Company has agreed to issue a total of 950 million restricted common shares of the Company to the shareholders of AITL in payment of US$1.9 billion reflecting the value of the rights, titles and interests in the business assets and all attendant or related assets of AITL. In addition, both parties have agreed that all shares, pursuant to the terms and conditions of the Agreement, shall be issued as soon as practicable following the signing of the Agreement, but all shares so issued shall be held in escrow until all terms and conditions are met. This share issuance would constitute a change of control.

Pursuant to the Agreement, AITL has agreed to deliver to the Company (i) duly authorized, properly and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of AITL and its assets specifically detailing the assets and (ii) an asset valuation report prepares by an independent third-party valuator on or before January 15, 2015. AITL is also required to provide the Company with its full and up-to-date audited financial statements which prepare by a qualified Public Company Accounting Oversight Board auditor.

As of the date of this filing, the various terms and conditions of the Agreement have not been met, therefore, all the 950 million restricted common shares issued to the shareholders of AITL remain in escrow and shall be in the full control of the Company.

Due to the delay in receiving the required documents (i) the duly authorized and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of AITL and its assets, (ii) assets valuation report, and (iii) the audited financial statements of AITL, the Sale and Purchase Agreement between the Company and the shareholders of AITL has not yet closed and a change of control has not yet been affected. The management of the Company and AITL is expected to complete this transaction on [date] or upon the availability of the asset valuation report and audited financial statements of AITL.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases a virtual office in Hong Kong on a monthly basis with rental of $77 per month.

The Company rents an office in Bellingham, Washington which costs $100 per month on a month to month basis.

Aggregate rent expenses for the three months ended June 30, 2015 and 2014 were $[232] and $[232], respectively.

Aggregate rent expenses for the six months ended June 30, 2015 and 2014 were $[467] and $[467], respectively.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, ” Subsequent Events “, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2015 up through the date was the Company presented this condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenues

We have not generated any revenues from our operations during the three months period ended June 30, 2015 and 2014.

Operating Expenses

General and administrative expenses mainly consist of management fees, professional fees and consulting fees.

We incurred general and administrative expenses of $13,884 and $24,539 for the three months period ended June 30, 2015 and 2014, respectively with a decrease of $10,655 or 43%. The decrease was mainly attributed to the decrease in management fees of $15,000 for the three months ended June 30, 2014 to $0 for the same period ended in 2015.

4

Other Expense

We incurred interest expense of $1,988 and $3,123 for the three months period ended June 30, 2015 and 2014, respectively, with a decrease of $1,135 or 36%.

Net loss

Net loss for the three months period ended June 30, 2015 was $15,872, a decrease in loss of $11,790 or 43% from a loss of $27,662 for the comparable period in 2014. The decrease in loss was primarily due to the decrease in general and administrative expenses discussed above.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenues

We have not generated any revenues from our operations during the six months period ended June 30, 2015 and 2014.

Operating Expenses

We incurred general and administrative expenses of $99,006 and $46,820 for the six months period ended June 30, 2015 and 2014, respectively with an increase of $52,186 or 111%. The increase was mainly attributed to the increase in consulting fees of $48,700 for the six months ended June 30, 2015 to $0 for the same period ended in 2014.

Other Expense

We incurred interest expense of $3,643 and $6,672 for the six months period ended June 30, 2015 and 2014, respectively, with a decrease of $3,029 or 45%.

Net loss

Net loss for the six months period ended June 30, 2015 was $102,649, an increase in loss of $49,157 or 92% from a loss of $53,492 for the comparable period in 2014. The increase in loss was primarily due to the increase in general and administrative expenses discussed above.

Liquidity and Capital Resources

As of June 30, 2015 and 2014, we had cash of $1,568 and $2,836, respectively.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $161, an increase of $51,753 or 100% from cash used in operating activities of $51,592 for the comparable period in 2014. This increase was primarily attributable to the increase in other payables and accrued liabilities.

Net Cash Used in Investing Activities

We did not use any cash in investing activities for the six months period ended June 30, 2015 and 2014.

5

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 was $1,429, a decrease of $48,095 or 103%, from net cash provided by financing activities of $46,666 for the comparable period in 2014. The decrease in cash used in financing activities was primarily attributable to the advance from a former director of the Company, and no such advances in year 2015.

We have funded our business to date primarily from sales of our common stock but did not issue any common stock during the six month period ended June 30, 2015. There is no assurance that we will be able to achieve further sales of our common stock or any other form of additional financing.

Non-cash transactions

On January 1, 2015, the Company fully settled the amount due to a former director of the Company in amounted to $1,257,801 by issuing 24,000,000 shares of the Company’s common stock at $0.052 per share.

On January 13, 2015, the Company issued 950,000,000 restricted shares for the purchase of 100% shares of Asia Innovation Technology Limited and its assets in payment of US$1.9 billion reflecting the value of the rights, titles and interests in the business assets and all attendant or related assets of AITL. The acquisition has not yet closed on the date of this filing and the shares are held in escrow.

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

Contractual Obligations

As of June 30, 2015, the Company has no contractual obligations involved.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

6

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold for valuable consideration during the six months ended June 30, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

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
Fan Haoran
Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

Date: August 17, 2015

8