Form 10-Q
period 2015-09-30
ASIA PROPERTIES INC
filed 2015-11-09
CIK 1070789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of September 30, 2015, the issuer had 1,017,199,362 shares of common stock outstanding.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2015

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2015 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2015

3

PART I

FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,766	$2,836

TOTAL ASSETS	$3,766	$2,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Other payable and accrued liabilities	$149,578	28,586
Notes payable	-	2,500
Revolving line of credit	47,169	47,488
Amount due to a former director	-	1,257,801
Total current liabilities	196,747	$1,336,375

Commitments and contingencies
Stockholders’ Deficit
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 1,017,199,362 and 43,199,362 shares issued and outstanding on September 30, 2015 and December 31, 2014, respectively	990,926	16,926
Additional paid in capital	1,903,982,703	3,698,902
Common stock subscription receivable	(1,900,000,000)	-
Accumulated deficit	(5,166,610)	(5,049,367)
	(192,981)	(1,333,539)
Total Liabilities and Stockholders’ Deficit	$3,766	$2,836

See accompanying notes to the condensed consolidated financial statements.

ASIA PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	10,678	47,752	109,684	96,737

Total operating expenses	10,678	47,752	109,684	96,737

Other expense:
Interest expense	3,916	1,573	7,559	6,080

Loss before income tax	(14,594)	(49,325)	(117,243)	(102,817)

Income tax expense	-	-	-	-

NET LOSS	$(14,594)	$(49,325)	$(117,243)	$(102,817)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common stock outstanding – Basic and diluted	1,017,199,362	42,829,362	1,017,199,362	42,829,362

See accompanying notes to the condensed consolidated financial statements.

ASIA PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency express in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock			Common stock		Total
	Number of shares	Amount	Additional paid-in capital	subscription receivable	Accumulated deficit	stockholders’ deficit
		$	$	$	$	$

Balance as of January 1, 2015	43,199,362	16,926	3,698,902	-	(5,049,367)	(1,333,539)
Shares issued for debt settlement at $0.052 per share	24,000,000	24,000	1,233,801	-	-	1,257,801
Shares issued for investment and held in escrow	950,000,000	950,000	1,899,050,000	(1,900,000,000)	-	-
Net loss for the period	-	-	-	-	(117,243)	(117,243)
Balance as of September 30, 2015	1,017,199,362	990,926	1,903,982,703	(1,900,000,000)	(5,166,610)	(192,981)

See accompanying notes to the condensed consolidated financial statements.

ASIA PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(117,243)	$(102,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Shares issued for debt settlement	-	20,400
Stock based compensation	-	25,000
Changes in operating assets and liabilities:
Other payables and accrued liabilities	118,492	(14,549)
Net cash provided by (used in) operating activities	1,249	(71,966)

Cash flows from financing activities:
Repayment of short-term loans	-	(2,765)
Advances from a former director	-	71,106
Repayment of revolving line of credit	(319)	(1,073)
Net cash (used in) provided by financing activities	(319)	67,268

NET CHANGE IN CASH AND CASH EQUIVALENTS	930	(4,698)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,836	5,475
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,766	$777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$4,593	$6,080

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock subscription receivable	$1,900,000,000	$-
Shares issued for debt settlement	$1,257,801	$-

See accompanying notes to the condensed consolidated financial statements.

ASIA PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

In the opinion of management, the consolidated balance sheet as of December 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 2 – ORGANIZATION AND BACKGROUND

Asia Properties, Inc. (“ASPZ” or “the Company”) was incorporated in the State of Nevada on April 6, 1998. The Company intends to seek opportunities to invest in real estate through its subsidiary, Asia Properties (HK) Limited, which incorporated in Hong Kong on November 7, 2007. For the nine months ended September 30, 2015, the Company does not hold any material property interests.

NOTE 3 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2015, the Company has suffered accumulated deficits of $5,166,610 from prior years and working capital deficit of $192,981. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there can be no assurance that the Company will be able to obtain sufficient funds to meet its obligations.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

As of September 30, 2015, the outstanding balance of the revolving line of credit was $47,169.

The aggregate interest expense for the three and nine months ended September 30, 2015 were $3,916 and $7,559, respectively.

The aggregate interest expense for the three and nine months ended September 30, 2014 were $1,573 and $6,080 respectively.

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

On January 13, 2015, the Company issued 950,000,000 shares of restricted common stock for the purchase of 100% shares of Asia Innovation Technology Limited and its assets. The acquisition has not yet closed on the date of this filing and the shares are held in escrow.

ASIA PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of September 30, 2015, there are 1,017,199,362 shares of common stock issued and outstanding.

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

Due to the delay in receiving the required documents (i) the duly authorized and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of AITL and its assets, (ii) assets valuation report, and (iii) the audited financial statements of AITL, the Sale and Purchase Agreement between the Company and the shareholders of AITL has not yet closed and a change of control has not yet been affected. The management of the Company and AITL is expected to complete this transaction in the first quarter of 2016 or upon the availability of the asset valuation report and audited financial statements of AITL.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases a virtual office in Hong Kong on a monthly basis with rental of $77 per month.

The Company rents an office in Bellingham, Washington which costs $100 per month on a month to month basis.

Aggregate rent expenses for the three months ended September 30, 2015 and 2014 were $533 and $237, respectively.

Aggregate rent expenses for the nine months ended September 30, 2015 and 2014 were $1,600 and $703, respectively.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2015 up through the date was the Company presented this condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Asia Properties, Inc. (“ASPZ” or the “Company”) was originally established to seek opportunities to invest in real estate and develop resorts in South East Asia. On January 6, 2015, Asia Properties, Inc. changed its business plan and executed a Sale and Purchase Agreement (the “Agreement”) to acquire 100% of the shares and assets of Asia Innovation Technology Limited (“AITL”), a Hong Kong based, resource-recycling company. Pursuant to the Agreement, the Company agreed to issue 950 million restricted common shares of the Company to the shareholders of AITL in payment of the US$1.9 billion reflecting the reported value of the rights, titles and interests in the business assets and all attendant or related assets of AITL.

Pursuant to the Agreement, AITL is to deliver to ASPZ, duly authorized, properly and fully executed documents in English, evidencing and confirming the sale of 100% of the shares of AITL and its assets specifically detailing the assets and an asset valuation by a third-party valuator. Additionally, the Agreement states that both Parties have agreed that all shares so issued will be held in escrow by the Company and shall be in the full control of the Company until the Closing.

As of the date of this filing, the Company has not received the required third-party valuation. Therefore, the shares issued in the names of the AITL shareholders remain in the control of the Company. AITL is also required to provide the Company with audited financial statements prepared by a qualified PCAOB auditor. However, the Company has not yet received the required audited financial statements from AITL.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenues

We have not generated any revenues from our operations during the three months period ended September 30, 2015 and 2014.

Operating Expenses

General and administrative expenses mainly consist of management fees, professional fees and consulting fees.

We incurred general and administrative expenses of $10,678 and $47,752 for the three months period ended September 30, 2015 and 2014, respectively with a decrease of $37,074 or 78%. The decrease was mainly attributed to the decrease in management fees.

Other Expense

We incurred interest expense of $3,916 and $1,573 for the three months period ended September 30, 2015 and 2014, respectively, with an increase of $2,343 or 149%.

Net loss

Net loss for the three months period ended September 30, 2015 was $14,594, a decrease in loss of $34,731 or 70% from a loss of $49,325 for the comparable period in 2014. The decrease in loss was primarily due to the decrease in general and administrative expenses discussed above.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenues

We have not generated any revenues from our operations during the nine months period ended September 30, 2015 and 2014.

Operating Expenses

We incurred general and administrative expenses of $109,684 and $96,737 for the nine months period ended September 30, 2015 and 2014, respectively with an increase of $12,947 or 13%. The increase was mainly attributed to the increase in consultancy fees.

Other Expense

We incurred interest expense of $7,559 and $6,080 for the nine months period ended September 30, 2015 and 2014, respectively, with an increase of $1,479 or 24%.

Net loss

Net loss for the nine months period ended September 30, 2015 was $117,243, an increase in loss of $14,426 or 14% from a loss of $102,817 for the comparable period in 2014. The increase in loss was primarily due to the increase in general and administrative expenses discussed above.

Liquidity and Capital Resources

As of September 30, 2015 and 2014, we had cash of $3,766 and $777, respectively.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was $1,249, an increase of $73,215 or 102% from cash used in operating activities of $71,966 for the comparable period in 2014. This increase was primarily attributable to the increase in other payables and accrued liabilities.

Net Cash Used in Investing Activities

We did not use any cash in investing activities for the nine months period ended September 30, 2015 and 2014.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 was $319, a decrease of $67,587 or 100%, from net cash provided by financing activities of $67,268 for the comparable period in 2014. The decrease in cash used in financing activities was primarily attributable to the advances from a former director of the Company of $71,106 for the nine months ended September 30, 2014, while there was only a repayment of revolving line of credit of $319 for the nine months ended September 30, 2015.

We have funded our business to date primarily from sales of our common stock but did not issue any common stock during the nine month period ended September 30, 2015. There is no assurance that we will be able to achieve further sales of our common stock or any other form of additional financing.

Non-cash transactions

On January 1, 2015, the Company fully settled the amount due to a former director of the Company in amounted to $1,257,801 by issuing 24,000,000 shares of the Company’s common stock at $0.052 per share.

On January 13, 2015, the Company issued 950,000,000 restricted shares for the purchase of 100% shares of Asia Innovation Technology Limited and its assets in payment of US$1.9 billion reflecting the value of the rights, titles and interests in the business assets and all attendant or related assets of AITL. The acquisition has not yet closed on the date of this filing and the shares are held in escrow and in full control of the Company.

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

Contractual Obligations

As of September 30, 2015, the Company has no contractual obligations involved.

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

No stock was sold for valuable consideration during the nine months ended September 30, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

Date: November 9, 2015

