Form 10-K
period 2015-12-31
ASIA PROPERTIES INC
filed 2017-09-29
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: As of the latest business day of the registrant’s most recently completed second fiscal quarter was 17,789,193 as of June 30 2017.

The number of shares outstanding of each of the issuer’s classes of common equity: As of the latest practical date September 29, 2017, there were 1,617,199,362 shares of Common Stock outstanding.

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

2

PART I

ITEM 1. BUSINESS

General

We were incorporated in Nevada on April 6, 1998. Our principal executive offices are located at 119 N Commercial Street, Suite 190-115, Bellingham, Washington 98225. Our fiscal year end is December 31 and our shares are traded on the Pink Sheets under the symbol “ASPZ”. We are also listed in the Mergent Manuals and News Reports. The Company has one wholly owned subsidiary, Asia Properties (HK) Limited, registered in Hong Kong on November 7, 2007, which was disposed of during the year ended December 31, 2015.

Industry

Asia Properties, Inc (the Company”) was established to seek opportunities to invest in real estate.

Our Planned Operations

We intend to acquire and seek opportunities to invest in real estate.

Website

We currently maintain a website at www.aspz-usa.com.

Revenues

Currently we have no revenue generating assets.

Employees

We administer our business through consulting arrangements with our company’s officers, directors, other individuals and one full-time employee.

Consultants

During the year ended December 31, 2015, the Company spent $113,260 on consultants.

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

While we were incorporated in 1998, we have just initiated our business operations. Therefore our current operating history cannot be used to determine our future success or failure. Our net loss since inception is $6,633,689. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to secure profitable business investments and opportunities. Based upon current plans, we expect to incur operating losses in the immediate future because we will be incurring expenses which will exceed our revenues. If we cannot generate a profit, we will have to suspend or cease operations and you will lose your investment.

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

On August 29, 2011, the Company entered into a definitive agreement to acquire the 536 hectare King’s Point, North Block Mining Concession, located in Newfoundland, Canada consisting of 53 claims. The Company elected to drop its option for the King’s Point Claim which was disclosed in its October 10, 2013 8K filing and therefore wrote off its acquisition costs of $590,000

ITEM 3. LEGAL PROCEEDINGS

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

As of December 31, 2015, we had approximately 99 shareholders of record. Presented below is the high and low bid information of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Common Stock
	High	Low
Fiscal Year Ending December 31, 2015
First Quarter	$0.33	$0.07
Second Quarter	$0.22	$0.05
Third Quarter	$0.09	$0.02
Fourth Quarter	$0.03	$0.01
Fiscal Year Ending December 31, 2014
First Quarter	$0.08	$0.01
Second Quarter	$0.05	$0.02
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.12	$0.02

We were given our trading symbol “ASPZ” to trade on the NASD OTC Pink Sheets in January 1999.

On December 31, 2015, the last price of our common stock as reported on the OTCQB was $0.03 per share.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We have paid stock dividends in April 2007 comprising of one share in Hertz Controller Technologies Corporation for every two shares of Common Stock held in our Company.

Recent Sales of Unregistered Securities

The company has not sold any shares in 2015 or 2014.

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

On January 6, 2015, we signed a Sale and Purchase Agreement (the “Agreement”) to acquire 100% of the shares of Asia Innovation Technology Limited, a Hong Kong corporation (“AITL”), registered in the British Virgin Islands. Pursuant to the Agreement, the Company agreed to issue 950 million restricted common shares of the Company to the shareholders of AITL in exchange of 100% of the shares of AITL and all of its assets.

As per clause 6.4 of the Agreement, shares issued shall be held in escrow and shall be deemed to be in full control of the Company until the closing of transaction which is outstanding, pending completion of certain conditions relating to the valuation of assets to be acquired and audit of the financial position.

The Company issued 950,000,000 shares, which are held in escrow. The transaction has not yet been closed, pending completion of the above closing conditions. Upon closing, the transaction will be recorded in accordance with the guidance provided under ASC Topic 805 - Business Combination

Limited Operating History; Need for Additional Capital

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

Critical Accounting Policies and Estimates

We did not generate revenues from operations in 2015 or 2014. We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. (“US GAAP”) The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.

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

We had a net loss of $964,322 (2014- $131,992) for the year ended December 31, 2015. As of December 31, 2015, we had cash of $842 (2014- $2,836) and total assets of $842 (2014- $2,836) and total liabilities of $278,703 (2014- $1,336,375). Our negative working capital is $277,861 (2014- $1,333,539) and stockholders’ deficiency was $277,861 (2014- $1,333,539).

Results of Operations

We had no revenues in 2015 or 2014. The Company incurred general and administrative expenses of $46,744 (2014 - $28,817), management fees of $nil (2014 - $60,000), professional fees of $42,119 (2014 - $18,175) and consulting fees of $113,260 (2014 - $25,000) in fiscal 2015. The Company also had a loss on conversion of debt amounting to $762,199 (2014 - $nil).

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015, the Company incurred no management fees (2014 - $60,000) to the Chief Executive Officer (“CEO”) and sole director of the Company. As of December 31, 2015, the Company has no liability to its CEO $0 (2014 - $1,257,801) for expense reimbursements and accrued management fees, which are reflected as due to related party on the balance sheet. These advances are unsecured, non-interest bearing and payable upon demand.

SUBSEQUENT EVENTS

Effective April 14, 2017, the Company has executed a Sale and Purchase Agreement (the “Agreement”) to acquire 100% of the shares and assets Sino King Management Limited, (“SKML”) a company incorporated under the laws of British Virgin Islands. Pursuant to the Agreement, Asia Properties, Inc. has agreed to issue 600 million restricted common shares of the Company to acquire 100% of the shares and assets of SKML.

Additionally, at the Closing, the Company shall deliver to SKML, Stock certificate(s) representing six hundred million shares issued in the name or names designated by SKML. It is understood that the stock certificates so delivered will display the required restrictive legend pursuant to Rule 144 of the United States Securities and Exchange Act.

The Agreement further states that both Parties agree that all shares issued, pursuant to the terms and conditions of the agreement, shall be held in escrow and shall be deemed to be in the full control of the Company until the Closing

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our annual consolidated financial statement as of December 31, 2015 and 2014 begins on page 12 of this Annual Report on Form 10-K.

PART II

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

Asia Properties, Inc.

Consolidated Financial Statements

SRCO Professional Corporation

Chartered Professional Accountants

Licensed Public Accountants

Park Place Corporate Centre

15 Wertheim Court, Suite 409

Richmond Hill, ON L4B 3H7

Tel: 905 882 9500 & 416 671 7292

Fax: 905 882 9580

Email: sohail.raza@srco.ca

www.srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Asia Properties, Inc.

We have audited the accompanying consolidated balance sheet of Asia Properties, Inc. [the “Company”] as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2014 were audited by other auditors, whose report dated March 24, 2015, expressed an unqualified opinion on those financial statements and also included an explanatory paragraph that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond Hill, Ontario, Canada September 29, 2017	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

WELD ASIA ASSOCIATES (AF2026)

(Registered with US PCAOB and Malaysia MIA)

13-8, The Boulevard Office, Mid Valley City,

Syed Putra, 59200 Kuala Lumpur, Malaysia.

T : (603) 2284 5126 ; (603) 2284 6126

F : (603) 2284 7126

E :  info@weldasia.com

W: www.weldasia.com

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

/s/ WELD ASIA ASSOCIATES
WELD ASIA ASSOCIATES

Date: March 24, 2015
Kuala Lumpur, Malaysia

Asia Properties, Inc.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

		2015	2014
	Note	US$	US$
Assets

Current

Cash		$842	$2,836

Total assets		$842	$2,836

Liabilities and stockholders’ deficiency
Current liabilities
Accounts payable		$16,328	$22,586
Accrued liabilities		24,500	6,000
Due to Shareholders		187,565	-
Note payable	5	-	2,500
Line of credit	4	50,310	47,488
Due to related party	3	-	1,257,801

Total liabilities		278,703	1,336,375

Stockholders’ deficiency
Common stock, $0.001 par value, 2,000,000,000 shares authorized (67,199,362 and 43,199,362 common shares issued and outstanding at December 31, 2015 and 2014, respectively)	6	67,199	43,199
Additional paid - in capital	6	5,668,629	3,672,629
Accumulated deficit		(6,013,689)	(5,049,367)
Total stockholders’ deficiency		(277,861)	(1,333,539)

Total liabilities and deficiency		$842	$2,836

Subsequent Events (Note 9)

See accompanying notes to the consolidated financial statements.

Asia Properties, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

		Years Ended
		December 31,
		2015	2014
	Note	US$	US$

Operating Expenses
General and administrative		46,744	28,817
Loss on Conversion of Debt	6	762,199	-
Management fees	3	-	60,000
Professional fees		42,119	18,175
Consulting fees		113,260	25,000
Total operating expenses		964,322	131,992

Net loss and comprehensive loss		(964,322)	(131,992)
Weighted average number of shares:
Basic and diluted		67,152,109	42,234,096

Loss per share – Basic and diluted		(0.014)	(0.003)

See accompanying notes to the consolidated financial statements.

Asia Properties, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

				Additional
	Common Stock			Paid in
	Number of		Amount	Capital	Deficit	Total
	Shares		$	$	$	$
Balance, December 31, 2013	41,921,162		41,921	3,610,007	(4,917,375)	(1,265,447)
Issued for Debt settlement at $0.5 per share	1,278,200		1,278	62,622		63,900
Net comprehensive loss for the year					(131,992)	(131,992)
Balance December 31, 2014	43,199,362		43,199	3,672,629	(5,049,367)	(1,333,539)
Issued for Debt settlement at $0.07-$0.12 per share (Note 6)	24,000,000		24,000	1,996,000		2,020,000
Net comprehensive loss for the year					(964,322)	(964,322)
Balance December 31, 2015	67,199,362	*	67,199	5,668,629	(6,013,689)	(277,861)

*In addition, 950 million restricted common shares were issued and held in escrow in relation to the pending transaction as disclosed in Note 7.

See accompanying notes to the consolidated financial statements.

ASIA PROPERTIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

	For the year Ended	For the year Ended
	December 31, 2015	December 31, 2014
	US$	US$
Cash flows used in operating activities
Net loss	$(964,322)	$(131,992)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for debt	762,199	38,900
Shares issued for services received	-	25,000

Changes in operating assets and liabilities:
Accounts payable	(6,258)	-
Accrued liabilities	18,500	(15,451)

Net cash used in operating activities	(189,881)	(83,543)

Cash flows from financing activities
Increase (Decrease) in short term loans	2,822	(2,765)
Increase in due to shareholder	187,565	-
Repayment of note	(2,500)	-
Increase in due to related parties	-	85,521
Repayment of long term loan	-	(1,852)

Net cash provided by financing activities	187,887	80,904

Net decrease in cash	(1,994)	(2,639)
Cash and Cash Equivalents, beginning of year	2,836	5,475
Cash and Cash Equivalents, end of year	$842	$2,836

Supplemental Disclosure of Cash Flow Information:
Interest paid	-	-
Income tax paid	-	-

See accompanying notes to the consolidated financial statements.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014)

(Stated in US Dollars)

1. Organization, Development Stage and Going Concern

Asia Properties, Inc. (the “Company”) was incorporated in Nevada, the United States of America on April 6, 1998. Our management intends to seek opportunities to invest in real estate. The Company currently does not hold any material property interests.

These consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future loses are anticipated as the Company has not yet been able to generate revenue. In addition, as of December 31, 2015, the Company has a working capital deficiency of $277,861 (2014 -$1,333,539) and an accumulated deficit of $6,013,689 (2014 -$5,049,367). The Company’s ability to continue, as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustment could be material.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars (“USD”).

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Asia Properties (HK) Limited. Significant intercompany accounts and transactions have been eliminated.

On January 2, 2015, the Company disposed of all its shares of Asia Properties (HK) Limited at $nil. As the subsidiary was inactive and did not have any net assets on the date of disposal, this transaction did not have any financial impact.

Use of Estimates

In preparing the consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The significant areas requiring the use of management estimates are related to the accrued liabilities. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or less to be cash equivalents. At December 31, 2015 and 2014, the Company had $842 and $2,836 in cash respectively.

The Company did not have any cash equivalents as of December 31, 2015 and 2014.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in US Dollars)

2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes in accordance with ASC 740. The Company provides for federal and provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in US Dollars)

2. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

●	Level 1 – Valuation based on quoted market prices in active markets for identical assets or liabilities.
●	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.
●	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, and accounts payable and accrued liabilities. The Company’s cash, which is carried at fair value, is classified as a Level 1. The Company’s bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk

Earnings (Loss) Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2015 and 2014.

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. Certain monetary assets and liabilities of the Company denominated in Canadian dollars are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates. Non-monetary assets and liabilities are remeasured at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rates in effect on the balance sheet date. Revenues and expenses are remeasured at rates approximating the exchange rates in effect at the time of the transaction. During the years ended December 31, 2015 and 2014, substantially all cash expenses were transacted in U.S. dollars.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in US Dollars)

2. Summary of Significant Accounting Policies (continued)

Share-Based Payments

The Company accounts for share-based payments in accordance with the provision of ASC 718, which requires that all share-based payments issued to acquire goods or services, including grants of employee stock options, be recognized in the statement of operations based on their fair values, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by ASC 718-10, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the guidelines in ASC 505-50. The Company issues compensatory shares for services including, but not limited to, executive, management, accounting, operations, corporate communication, financial and administrative consulting services.

Comprehensive (Loss)

ASC 220 “Comprehensive Income” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The net loss is equivalent to the comprehensive loss for the periods presented.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in US Dollars)

Recent Accounting Pronouncements

The Company adopted the accounting pronouncement issued by the FASB to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on the consolidated financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on the consolidated financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on the consolidated financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on the consolidated financial position and/or results of operations.

3. Due to Related Party

The amount of $1,257,801 due to related party as at December 31, 2014 represents amount outstanding to the CEO of the Company for expense reimbursements and accrued management fees. These advances were unsecured, non-interest bearing and payable upon demand, and was repaid by the issuance of 24,000,000 common shares as explained further in note 6.

4. Line of Credit

The Company has a revolving credit facility with Wells Fargo for a maximum business line amount of $62,500. Interest is charged at 12.75% annually. As at December 31, 2015, the balance amounted to $50,310 (2014 - $47,488). The line of credit is secured personally by a shareholder of the Company.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in US Dollars)

5. Notes Payable

During the year ended December 31, 2015, Demand promissory note in the amount of $2,500 was repaid.

6. Common Stock

The following table summarizes common stock issuances for the years ended as of December 31, 2015 and 2014:

		Number of Shares	Common Stock Amount

Balance as of December 31, 2013		41,921,162	$41,921
Issued 408,200 shares for the settlement of debt	a	408,200	408
Issued 500,000 shares for the settlement of services	b	500,000	500
Issued 370,000 shares for the settlement of debt	c	370,000	370
Balance as of December 31, 2014		43,199,362	43,199
Shares issued for debt settlement at $0.07-$0.12 per share	d	24,000,000	24,000
Shares issued for investment and held in escrow	e	-	-
Balance as of December 31, 2015		67,199,362	67,199

a)	On August 25, 2014, the Company issued 408,200 common shares at $ 0.05 to settle a debt of $14,000 and accrued interest of $6,400.

b)	On August 27, 2014, the Company issued 500,000 common shares for services rendered to consultant.

c)	On December 29, 2014 the Company issued 370,000 common shares to settle a debt of $ 18,500.

d)	On January 1, 2015 and January 2, 2015, the Company issued 6,800,000 and 17,200,000 shares of common stock at $0.12 and $0.07 per share respectively (which was the market value of the shares of the Company on transaction date) to settle a debt of $1,257,801 owed to a former director of the Company. Accordingly, the Company recorded a loss of $762,199 on conversion of debt.

e)	On January 19, 2015, the Company issued 950,000,000 shares of restricted common stock for the purchase of 100% shares of Asia Innovation Technology Limited and its assets. The acquisition has not yet closed on the date of this filing and the shares are held in escrow as disclosed in Note 7.

The Company’s authorized capital consists of 2,000,000,000 shares of common stock. At December 31, 2015, there were 1,017,199,362 shares of common stock issued and outstanding (December 31, 2014 - 43,199,362 shares) comprising of 982,186,650 restricted shares, including 950,000,000 shares of restricted common stock for the purchase of 100% shares of Asia Innovation Technology Limited and its assets, as disclosed above and 35,012,712 non-restricted shares (2014: 3,609,650 restricted shares and 39,589,712 non-restricted shares). These restricted shares will be available for sale under Rule 144 of the Securities Act of 1933, as amended, when the conditions of Rule 144 have been met.

7. Pending Transaction

On January 6, 2015, the Company signed a Sale and Purchase Agreement (the “Agreement”) to acquire 100% of the shares of Asia Innovation Technology Limited, a Hong Kong corporation (“AITL”), registered in the British Virgin Islands. Pursuant to the Agreement, the Company agreed to issue 950 million restricted common shares of the Company to the shareholders of AITL in exchange of 100% of the shares of AITL and all of its assets.

As per clause 6.4 of the Agreement, shares issued shall be held in escrow and shall be deemed to be in full control of the Company until the closing of transaction which is outstanding, pending completion of certain conditions relating to the valuation of assets to be acquired and audit of the financial position.

The Company issued 950,000,000 shares, which are held in escrow. The transaction has not yet been closed, pending completion of the above closing conditions. Upon closing, the transaction will be recorded in accordance with the guidance provided under ASC Topic 805 - Business Combination.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in US Dollars)

8. Income Taxes

Income taxes

The provision for income taxes is calculated at US corporate tax rate of approximately 34% (2014: 34%) as follows:

	2015	2014
Net loss for the year	$(964,322)	$(131,992)
Expected income tax recovery from net loss	327,869	44,000
Tax effect of expenses not deductible for income tax:
Fair value of shares issued for settlement of debt	(259,148)	-
Change in valuation allowance	(68,721)	(44,000)
	-	-

Deferred tax assets

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31:

	2015	2014
Deferred Tax Assets - Non-current:
Tax effect of NOL Carryover	1,433,721	1,365,000
Less valuation allowance	(1,433,721)	(1,365,000)
Deferred tax assets, net of valuation allowance	-	-

At December 31, 2015, the Company had net operating loss carryforwards of approximately $4,216,832 (2014: $4,016,000) that may be offset against future taxable income from the year by 2035. No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Asia Properties, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

(Stated in US Dollars)

9. Subsequent Events

Effective April 14, 2017, the Company has executed a Sale and Purchase Agreement (the “Agreement”) to acquire 100% of the shares and assets Sino King Management Limited, (“SKML”) a company incorporated under the laws of British Virgin Islands. Pursuant to the Agreement, Asia Properties, Inc. has agreed to issue 600 million restricted common shares of the Company to acquire 100% of the shares and assets of SKML.

Additionally, at the Closing, the Company shall deliver to SKML, Stock certificate(s) representing six hundred million shares issued in the name or names designated by SKML. It is understood that the stock certificates so delivered will display the required restrictive legend pursuant to Rule 144 of the United States Securities and Exchange Act.

The Agreement further states that both Parties agree that all shares issued, pursuant to the terms and conditions of the agreement, shall be held in escrow and shall be deemed to be in the full control of the Company until the Closing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective July 18, 2017, the Board of Directors of Asia Properties, Inc., (the “Company”) notified Weld Asia Associates the Company’s independent registered public accounting firm, that it was terminating its engagement of Weld Asia Associates as the Company’s independent registered public accounting firm.

The audit reports by Weld Asia Associates on the consolidated financial statements of the Company that were issued during the period from March 22, 2015 to July 18, 2017 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Prior to its termination, there were: (i) no disagreements between the Company and Weld Asia Associates on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Weld Asia Associates, would have caused Weld Asia Associates to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Effective on July 18, 2017, SRCO Professional Corporation Chartered Professional Accountants were engaged as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements. Prior to March 22, 2015: (i) no consultations occurred between the Company and SRCO Professional Corporation Chartered Accountant during the period commencing March 26, 2015, regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered regarding the Company’s financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions or a reportable event requiring disclosure pursuant to Item 304(a)(1)(iv) of Regulation S-K.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management certifies that this report is complete, that this report complies with all relevant regulatory requirements, and that our internal control over financial reporting is not effective, as of December 31, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2015, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, please note the discussion above.

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

The names, addresses, ages and positions of our present officers and directors is as follows:

Name and Address	Age	Position Held
Chen Junyan Two Exchange Square, 8/fl 8 Connaught Place, Central, Hong Kong	52	President, Chief Executive Officer, Secretary and Director

The persons named above have held their offices for the last 12 months and are expected to continue until the next annual meeting of our stockholders.

Background of Officers and Directors

Chen Junyan, President, Chief Executive Officer, Secretary and Director

Chen Junyan earned a MSc degree in Physic from the Luoyang Normal University Luoyang, Henan, China, in 1992. He is a member of the Henan New Energy Chamber of Commerce. From July 1992 to November 2002 he worked as an Engineer Assistant engaged in highway construction for the Institute SanMenXia Highway Construction Company, located in Henan, China and from October 2002 to May 2010 he worked as Supplement Sales Manager and ifor Sanmenxia Jiyuan Nong Lin Group Ltd., also located in Henan, P.R.China. Starting in June 2010 and to the present, he has served as the Chief Executive Officer for the Tindin Zhi Zhong Group Co. Ltd. at Luoyang City, Henan, China, The Tindin Zhi Zhong Group is engaged in new energy research and development. Mr. Chen is currently the CEO of Tindin Zhi Zhong Group Co, Ltd., in Henan Province, China. In May 2010, taking advantage of the global trend on clean and green new energy, he had help to found this company to manufacture electric vehicles. Tindin Zhi Zhong manufactures electric-powered coach buses, vans, sport cars and luxury sedans. Under his leadership, Tindin Zhi Zhong has became a significant player in the electric vehicle industry. Recently his Tindin Zhi Zhong initiated a charity campaign of “Walking in Love in Central China”. Volunteers went door-to-door throughout Henan Province visiting orphans, handicapped and lonely seniors, and to deliver financial and material resources to help improve the quality of their lives

Conflicts of Interest

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

Executive Officer Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
And				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Fan Haoran	2015	0	0	0	0	0	0	0	0
President & Chief Executive Officer

Daniel McKinney	2014	60,000	0	0	0	0	0	0	60,000
President & Chief Executive Officer

Compensation of Directors

There are no contractual arrangements with any member of the board of directors. They have no director’s service contracts and are not compensated for their services as directors. On September 30, 1998, Asia Properties, Inc. authorized a stock option plan known as the “Asia Properties, Inc. Stock Option Plan”. Awards are not restricted to any specified form or structure and may include, without limitation, sales or Stock and Derivative securities. The aggregate number of shares of stock which may be purchased pursuant to the plan is 1,000,000 shares. No award holder has any rights as a stockholder prior to the date of issuance to him of a certificate or certificates for such shares. The Board may amend, suspend or discontinue the plan anytime. The plan is intended to comply with Rule 16b-3 promulgated by the Securities and Exchange Commission under the exchange Act and is subject to all applicable federal and state laws, rules and regulations and to approvals by relevant government or regulatory agencies. There were no stock options issued and outstanding as of December 31, 2015 and 2014.

Director’s Compensation Table

		Fees			Non-Equity	Nonqualified
		Earned or			Incentive	Deferred
		Paid in	Stock	Option	Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)
Fan Haoran	2015	0	0	0	0	0	0	0

Daniel McKinney	2014	60,000	0	0	0	0	0	60,000

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

	As of December 31, 2015
Name and Address of Beneficial Owner	Shares(1)	Percent

Named Executive Officers and Directors

Directors and Executive Officers as a Group (Two Persons)	0	0.0%
Beneficial Owners of in Excess of 5% (other than Named Executive Officers and Directors)	1
Indian Ocean Management Limited Cyber Tower, Ebene Reduit Mauritius	3,200,000	7.4%
CS Harborne c/o Dieterich and Associates 11300 W Olympic Boulevard, Los Angeles	3,409,984	7.8%
Lim Ah Swee TWO IFC, 39th floor, 8 Finance Street Hong Kong	2,800,000	6.4%
Wong Kin Wang c/o 188 Connaught Road 18/fl, Central Hong Kong	2,400,000	5.5%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

During the year ended December 31, 2015, the Company accrued a total of nil as salary to the Company’s CEO. As of December 31, 2014 the Company owed the CEO $1,257,801 for expense reimbursements and unpaid salary.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of annual financial statements and reviews of financial statements included in our Form 10-K and Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years was:

2015	$8,500	SRCO Professional Corporation, Chartered Professional Accountants
2014	$6,000	JTC Weld Asia Associates

(2) Audit-Related Fees

The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2015	$0	SRCO Professional Corporation, Chartered Professional Accountants
2014	$0	MJ Weld Asia Associates

(3) Tax Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$0	SRCO Professional Corporation, Chartered Professional Accountants
2014	$0	Weld Asia Associates

(4) All Other Fees

The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$0	SRCO Professional Corporation, Chartered Professional Accountants
2014	$0	Weld Asia Associates

(5) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES and Reports on form 8-K

THE FOLLOWING FORM 8-K’S WERE FILED IN 2015:

Item 1.01: Entry into a Material Definitive Agreement .

Item 4.01 Changes in Registrant’s Certifying Accountant

Item 5.01 Changes in Control of Registrant

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

Exhibit No.	Document Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

3.5	Certificate of Amendment to Articles of Incorporation respecting Increase in Authorized Capital to 2,000,000 common shares filed with the State of Nevada dated January 9, 2015. (3)

4.1	Specimen Stock Certificate(1)

10.8	Sale and Purchase Agreement for the Acquisition of 100% of the shares and assets of Asia Innovation Technology Limited,Dated January 6, 2015. (2)

16	Letter from McGovern, Hurley, Cunningham,LLP.,to the US Securities and Exchange Commission dated March 31, 2015.(4)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1) Incorporated by reference. Filed pursuant to Form 10-SB Registration Statement filed November 26, 2004.

(2) Incorporated by reference. Filed pursuant to Form 10-SB Registration Statement filed January 7,2015.

(3) Incorporated by reference. Filed pursuant to Form 10-SB Registration Statement filed January 20,2015.

(4) Incorporated by reference. Filed pursuant to Form 10-SB Registration Statement filed March 26,2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

By:	/s/ Chen Junyan
Chen Junyan
President and Chief Executive Officer

Date: September 29, 2017

