Form 10-Q
period 2016-03-31
ASIA PROPERTIES INC
filed 2017-10-04
CIK 1070789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 2, 2017, the issuer had 1,617,199,362 shares of common stock outstanding.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2016

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2016 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED MARCH 31, 2016

3

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.
BALANCES SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current
Cash	$903	$842
Total Current Assets	903	842

Total Assets	$903	$842

Liabilities and stockholders’ deficiency

Current liabilities
Accounts payable and accrued liabilities	43,469	40,828
Due to Shareholders	186,292	187,565
Line of Credit (note 3)	52,252	50,310
Total Current liabilities	$282,013	$278,703

Commitments and contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 2,000,000,000 authorized shares (67,199,362 Issued and outstanding at March 31, 2016 and December 31, 2015, respectively) (Note 4)	67,199	67,199
Additional paid-in capital	5,668,629	5,668,629

Accumulated deficit	(6,016,938)	(6,013,689)
Total stockholders’ deficiency	(281,110)	(277,861)

Total liabilities and deficiency	$903	$842

Subsequent Event (Note 6)

See accompanying notes to the unaudited financial statements.

ASIA PROPERTIES, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Operating expenses
General and administrative expenses	3,249	25,263
Professional fees		12,814
Consulting fees		48,700
Total operating expenses	3,249	86,777

Net loss and comprehensive loss	$(3,249)	$(86,777)

Weighted average number of shares:
Basic and diluted	67,199,362	67,152,109
Net loss per share – Basic and diluted	$(0.000)	$(0.001)

See accompanying notes to the unaudited financial statements.

ASIA PROPERTIES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FROM DECEMBER 31, 2014 THROUGH MARCH 31, 2016

				Additional
	Common Stock			Paid in
	Number of		Amount	Capital	Deficit	Total
	Shares		$	$	$	$
Balance December 31, 2014	43,199,362		43,199	3,672,629	(5,049,367)	(1,333,539)
Issued for Debt settlement at $0.07-$0.12 per share (Note 4)	24,000,000		24,000	1,996,000		2,020,000
Net comprehensive loss for the year					(964,322)	(964,322)
Balance December 31, 2015	67,199,362	*	67,199	5,668,629	(6,013,689)	(277,861
Net comprehensive loss for the quarter					(3,249)	(3,249)
Balance March 31, 2016	67,199,362	*	67,199	5,668,629	(6,016,938)	(281,110)

*In addition, 950 million Restricted Common Shares were issued and held in Escrow in relation to the pending transaction as disclosed in Note 5.

See accompanying notes to the unaudited financial statements.

ASIA PROPERTIES, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 AND FOR THE PERIOD

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Cash flows used in operating activities
Net loss	$(3,249)	$(86,777)
Changes in operating assets and liabilities
Increase in payables and accruals	1,369	87,021
Net cash (used in) provided by operating activities	(1,880)	244

Cash flows from financing activities
(Payments) additions to long term loans	1,941	(1,573)
Net cash (used in) provided by financing activities	1,941	(1,573)

Net increase/ (decrease) in cash	61	(1,329)
Cash and Cash Equivalents, beginning of period	842	2,836
Cash and Cash Equivalents, end of period	$903	1,507

See accompanying notes to the unaudited financial statements.

Asia Properties, Inc.

Notes to the Financial Statements

For the Three Months ended March 31, 2016 (Unaudited)

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in United States dollars (“USD”).

The financial statements include the accounts of the Company and its wholly-owned subsidiary, Asia Properties (HK) Limited. Significant intercompany accounts and transactions have been eliminated.

On January 2, 2015, the Company disposed of all its shares of Asia Properties (HK) Limited at $nil. As the subsidiary was inactive and did not have any net assets on the date of disposal, this transaction did not have any financial impact.

Use of Estimates

In preparing the financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The significant areas requiring the use of management estimates are related to the accrued liabilities. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or less to be cash equivalents. At March 31, 2016 and December 31, 2015, the Company had $903 and $842 in cash respectively. The Company did not have any cash equivalents as of March 31, 2016 and December 31, 2015.

Asia Properties, Inc.

Notes to the Financial Statements

For the Three Months ended March 31, 2016 (Unaudited)

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

Asia Properties, Inc.

Notes to the Financial Statements

For the Three Months ended March 31, 2016 (Unaudited)

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at March 31, 2016 and December 31, 2015.

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. Certain monetary assets and liabilities of the Company denominated in Canadian dollars are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates. Non-monetary assets and liabilities are remeasured at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rates in effect on the balance sheet date. Revenues and expenses are remeasured at rates approximating the exchange rates in effect at the time of the transaction. During the periods ended March 31, 2016 and December 31, 2015, substantially all cash expenses were transacted in U.S. dollars.

Asia Properties, Inc.

Notes to the Financial Statements

For the Three Months ended March 31, 2016 (Unaudited)

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

Asia Properties, Inc.

Notes to the Financial Statements

For the Three Months ended March 31, 2016

Recent Accounting Pronouncements

The Company adopted the accounting pronouncement issued by the FASB to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the Company’s financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on the financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on the financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on the financial position and/or results of operations.

3. Line of Credit

The Company has a revolving credit facility with Wells Fargo for a maximum business line amount of $62,500. Interest is charged at 12.75% annually. As at March 31, 2016, the balance amounted to $52,252 (December 31, 2015 - $50,310). The line of credit is secured personally by a shareholder of the Company.

4. Common Stock

The following table summarizes common stock issuances for the years ended as of December 31, 2015 and 2014:

		Number of Shares	Common Stock Amount

Balance as of December 31, 2014		43,199,362	43,199
Shares issued for debt settlement at $0.07-$0.12 per share	a	24,000,000	24,000
Shares issued for investment and held in escrow	b	-	-
Balance as of December 31, 2015		67,199,362	67,199

a)	On January 1, 2015 and January 2, 2015, the Company issued 6,800,000 and 17,200,000 shares of common stock at $0.12 and $0.07 per share respectively (which was the market value of the shares of the Company on transaction date) to settle a debt of $1,257,801 owed to a former director of the Company. Accordingly, the Company recorded a loss of $762,199 on conversion of debt.

b)	On January 19, 2015, the Company issued 950,000,000 shares of restricted common stock for the purchase of 100% shares of Asia Innovation Technology Limited and its assets. The acquisition has not yet closed on the date of this filing and the shares are held in escrow as disclosed in Note 3.

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

5. Pending Transaction

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

6. Subsequent Events

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

Additionally, at the Closing, ASPZ shall deliver to SKML, Stock certificate(s) representing six hundred million shares issued in the name or names designated by SKML. It is understood that the stock certificates so delivered will display the required restrictive legend pursuant to Rule 144 of the United States Securities and Exchange Act.

The Agreement further states that both Parties agree that all shares issued, pursuant to the terms and conditions of the agreement, shall be held in escrow and shall be deemed to be in the full control of Asia Properties, Inc. until the Closing.

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

Results of Operations

Revenues

The Company has not generated any revenues from our operations during the three-month period ended March 31, 2016 or during last two years.

Expenses

During the three month period ended March 31, 2016, the Company incurred general and administrative expenses of $3,249 (2014 - $25,263), professional fees of $0 (2015 - $12,814), and consulting fees of $0 (December 31, 2015 - $48,700).

Liquidity and Capital Resources

As at March 31, 2016, we had cash of $903 ( December 31, 2015 - $842).

Cash Used in Operating Activities

Net cash used by operating activities was $1,880 for the three-month period ended March 31, 2016. For the same period in 2015, there was net cash provided of $244..

Cash Used in Investing Activities

The Company did not incur any investment costs in the three-month period ended March 31, 2016,

Cash from Financing Activities

The Company has funded operations, to date, primarily from sales of our common stock but did not receive any funds from the issuance of shares during the three months ended March 31, 2016. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

4

Going Concern

We are a development stage company. Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The Company had a negative working capital of $281,110 and a negative stockholders’ equity of $281,110 at March 31, 2016. These matters raise doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties’ existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2016. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

No stock was sold for valuable consideration during the three months ended March 31, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three months ended March 31, 2016.

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

ASIA PROPERTIES, INC.

Date: October 4, 2017

By:	/s/ Chen Junyan
Chen Junyan
(President and Chief Executive Officer)

8