Form 10-Q/A
period 2016-03-31
ASIA PROPERTIES INC
filed 2017-10-31
CIK 1070789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2017, the issuer had 1,617,199,362 shares of common stock outstanding.

The Explanatory Note is as follows:

We have filed this Amended Form 10-Q for March 31, 2016 in order to correct a number of inadvertent errors uncovered by management.

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

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED MARCH 31, 2016

3

PART I - FINANCIAL INFORMATION

ITEM 1: CONDENSED INTERIM FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.
CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current
Cash	$903	$842
Total Current Assets	903	842

Total Assets	$903	$842

Liabilities and stockholders’ deficiency

Current liabilities
Accounts payable	18,969	16,328
Accrued Liabilities	27,500	24,500
Due to Shareholders	186,292	187,565
Line of Credit (Note 3)	52,252	50,310
Total Current liabilities	$285,013	$278,703

Stockholders’ deficiency
Common stock, $0.001 par value, 2,000,000,000 authorized shares (67,199,362 Issued and outstanding March 31, 2016 and December 31, 2015, respectively) (Note 4)	67,199	67,199
Additional paid-in capital	5,668,629	5,668,629
Accumulated deficit	(6,019,938)	(6,013,689)
Total stockholders’ deficiency	(284,110)	(277,861)

Total liabilities and deficiency	$903	$842

Subsequent Event (Note 6)

See accompanying notes to the unaudited condensed interim financial statements.

ASIA PROPERTIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Operating expenses
General and administrative expenses	875	23,608
Loss on conversion of debt (Note 4)	-	762,199
Professional Fee	3,000	12,814
Consulting fees	-	48,700
Interest expense and bank charges	2,374	1,655
Loss before income tax	(6,249)	(848,976)

Income tax expense	-	-
Net loss	$(6,249)	$(848,976)

Weighted average number of shares: Basic and diluted	67,199,362	67,152,109
Net loss per share – Basic and diluted	$(0.000)	$(0.013)

See accompanying notes to the unaudited condensed financial statements.

ASIA PROPERTIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2016	March 31, 2015
Cash flows used in operating activities
Net loss	$(6,249)	$(848,976)

Changes in operating assets and liabilities
Shares issued for debt	-	762,199
Increase in payables and accruals	5,641	87,021
Net cash (used in) provided by operating activities	(608)	244

Cash flows from financing activities
Advances from line of credit	$1,942	-
Repayment to shareholders	(1,273)	-
Repayment of long term loan	-	(1,573)
Net cash (used in) provided by financing activities	669	(1,573)

Net increase (decrease) in cash	61	(1,329)
Cash and Cash Equivalents, beginning of period	842	2,836
Cash and Cash Equivalents, end of period	$903	$1,507
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	1,671	1,524
Cash paid for taxes	-	-

See accompanying notes to the unaudited condensed financial statements.

Asia Properties, Inc.

Notes to the Unaudited Condensed Financial Statements

1. Organization, Development Stage and Going Concern

Asia Properties, Inc. (the “Company”) was incorporated in Nevada, the United States of America on April 6, 1998. Our management intends to seek opportunities to invest in real estate. The Company currently does not hold any material property interests.

These unaudited condensed interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future loses are anticipated as the Company has not yet been able to generate revenue. In addition, as of March 31, 2016, the Company has a working capital deficiency of $284,110 (December 31, 2015 -$277,861) and an accumulated deficit of $6,019,938 (December 31, 2015 -$6,013,689). The Company’s ability to continue, as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying unaudited condensed interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustment could be material.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015 and notes thereto included in the Form 10-K filed with the SEC on September 29, 2017. The accompanying unaudited condensed financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

Use of Estimates

In preparing the condensed interim financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The significant areas requiring the use of management estimates are related to the accrued liabilities. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

Asia Properties, Inc.

Notes to the Unaudited Condensed Financial Statements

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

3. Line of Credit

The Company has a revolving credit facility with Wells Fargo for a maximum business line amount of $62,500. Interest is charged at 13% annually. As at March 31, 2016, the balance amounted to $52,252 (December 31, 2015 - $50,310). The line of credit is secured personally by a shareholder of the Company.

4. Common Stock

The following table summarizes common stock issuances:

		Number of Shares	Common Stock Amount

Balance as of December 31, 2014		43,199,362	43,199
Shares issued for debt settlement at $0.07-$0.12 per share	a	24,000,000	24,000
Shares issued for investment and held in escrow	b	-	-
Balance as of December 31, 2015 and March 31, 2016		67,199,362	67,199

a)	On January 1, 2015 and January 2, 2015, the Company issued 6,800,000 and 17,200,000 shares of common stock at $0.12 and $0.07 per share respectively (which was the market value of the shares of the Company on transaction date) to settle a debt of $1,257,801 owed to a former director of the Company. Accordingly, the Company recorded a loss of $762,199 on conversion of debt.

b)	On January 19, 2015, the Company issued 950,000,000 shares of restricted common stock for the purchase of 100% shares of Asia Innovation Technology Limited and its assets. The acquisition has not yet closed on the date of this filing and the shares are held in escrow as disclosed in Note 5.

The Company’s authorized capital consists of 2,000,000,000 shares of common stock. At March 31, 2016 and December 31, 2015, there were 1,017,199,362 shares of common stock issued and outstanding comprising of 982,186,650 restricted shares, including 950,000,000 shares of restricted common stock for the purchase of 100% shares of Asia Innovation Technology Limited and its assets, as disclosed above and 35,012,712 non-restricted shares. These restricted shares will be available for sale under Rule 144 of the Securities Act of 1933, as amended, when the conditions of Rule 144 have been met.

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

6. Subsequent Events

The Company’s management has evaluated subsequent events up to October 31, 2017, the date the financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

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

The Company issued 950,000,000 shares, which are held in escrow. The transaction has not yet been closed. Pending completion of the above closing conditions. Upon closing, the transaction will be recorded in accordance with the guidance provided under ASC Topic 805- Business Combination.

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

Results of Operations

We have not generated significant revenue to date and consequently our operations are subject to all of the risks inherent in the establishment of a new business enterprise. Our analysis on the performance of the Company is as follows:

Balance sheet – As at March 31, 2016 and December 31, 2015

Cash

At March 31, 2016 we had cash of $903 compared to $842 as at December 31, 2015. The increase is due to normal operating activities.

Accounts payable and accrued liabilities

At March 31, 2016 we had $18,969 of accounts payable as compared to $16,328 as at December 31, 2015. The balance represents amounts owed for consulting and other services.

At March 31, 2016 we had $27,500 of accrued liabilities as compared to $24,500 as at December 31, 2015. The balance primarily represents legal fee accrual of $13,000, accounting fee accrual of $8,500, review fee accrual of $3,000, transfer agent accrual of $2,000, and Edgar agent accrual of $1,000.

Due to Shareholders

At March 31, 2016 we had $186,292 of amount payable to shareholders as compared to $187,565 as at December 31, 2015. The balance comprises amounts owed to shareholders for consulting services.

4

Line of Credit

At March 31, 2016 we had an operating line of credit balance of $52,252 as compared to $50,310 as at December 31, 2015. The increase is due to advances for working capital financing of the company.

Statement of Operations – For the three months March 31, 2016 and 2015:

Revenues

The Company did not generate any revenues from our operations during the three-month periods ended March 31, 2016 and 2015.

Expenses

During the three-month period ended March 31, 2016, the Company incurred general and administrative expenses of $875 (2015 - $23,608), loss on conversion of debt of $nil (2015 - $762,199), professional fees of $3,000 (2015 - $12,814), interest and bank charges of $2,374 (2015 - $1,655 and consulting fees of $nil (2015 - $48,700).

Liquidity and Capital Resources

At March 31, 2016, we had a working capital deficit of $284,013. We are actively seeking various financing operations to meet the working capital requirements.

Cash Used in Operating Activities

Net cash used by operating activities was $1,880 for the three-month period ended March 31, 2016. For the same period in 2015, there was net cash provided of $244.

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

Going Concern

We are a development stage company. Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The Company had a negative working capital of $284,110 and a negative stockholders’ equity of $284,110 at March 31, 2016. These matters raise doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties’ existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2016. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Critical accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2015.

5

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

Date: October 31, 2017

By:	/s/ Chen Junyan
Chen Junyan
(President and Chief Executive Officer)

8