Form 10-Q
period 2016-09-30
ASIA PROPERTIES INC
filed 2017-10-31
CIK 1070789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2016

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2016 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2016

3

PART I

FINANCIAL INFORMATION

ITEM 1: CONDENSED INTERIM FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$2,731	$842

TOTAL ASSETS	$2,731	$842

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payables	$19,015	$16,328
Accrued liabilities	33,500	24,500
Due to Shareholders	186,292	187,565
Line of credit (Note 3)	61,008	50,310
Total current liabilities	299,815	278,703

Stockholders’ deficit
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 67,199,362 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively (Note 4)	67,199	67,199
Additional paid-in capital	5,668,629	5,668,629
Accumulated deficit	(6,032,912)	(6,013,689)
	(297,084)	(277,861)
Total liabilities and stockholders’ deficit	$2,731	$842

See accompanying notes to the unaudited condensed interim financial statements.

ASIA PROPERTIES, INC.

CONDENSED STATEMENTS OF OPERATIONS(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	1,031	9,832	3,539	44,211
Loss on conversion of debt (Note 4)	-	-	-	762,199
Professional Fee	3,000	846	9,000	16,773
Consulting Fee	-	-	-	48,700
Interest Expense and Bank Charges	2,647	3,916	6,684	7,559
Loss before income tax	(6,678)	(14,594)	(19,223)	(879,442)

Income tax expense	-	-	-	-

NET LOSS	$(6,678)	$(14,594)	$(19,223)	$(879,442)

Net loss per share – Basic and diluted	$(0.0001)	$(0.0002)	$(0.0003)	$(0.0008)

Weighted average common stock outstanding – Basic and diluted	67,199,362	67,199,362	67,199,362	67,136,127

See accompanying notes to the unaudited condensed interim financial statements.

ASIA PROPERTIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(19,223)	$(879,442)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Shares issued for debt	-	762,199
Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	11,687	118,492
Net cash provided by (used in) operating activities	(7,536)	1,249

Cash flows from financing activities:
Advances from Line of credit	10,698	-
Repayment to shareholders	(1,273)	-
Repayment on Line of credit	-	(319)
Net cash provided by (used in) financing activities	9,425	(319)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,889	930
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	842	2,836
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,731	$3,766

Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,554	$6,491
Income tax paid	-	-

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

These unaudited condensed interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future loses are anticipated as the Company has not yet been able to generate revenue. In addition, as of September 30, 2016, the Company has a working capital deficiency of $297,084 (December 31, 2015 -$277,861) and an accumulated deficit of $6,032,912 (December 31, 2015 -$6,013,689). The Company’s ability to continue, as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying unaudited condensed interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustment could be material.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015 and notes thereto included in the Form 10-K filed with the SEC on September 29, 2017. The accompanying unaudited condensed financial statements are expressed in United States dollars (“USD”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

3. Line of Credit

The Company has a revolving credit facility with Wells Fargo for a maximum business line amount of $62,500. Interest is charged at 13% annually. As at September 30, 2016, the balance amounted to $61,008 (December 31, 2015 - $50,310). The line of credit is secured personally by a shareholder of the Company.

4. Common Stock

The following table summarizes common stock issuances:

		Number of Shares	Common Stock Amount

Balance as of December 31, 2014		43,199,362	43,199
Shares issued for debt settlement at $0.07-$0.12 per share	a	24,000,000	24,000
Shares issued for investment and held in escrow	b	-	-
Balance as of December 31, 2015 and September 30, 2016		67,199,362	67,199

a)	On January 1, 2015 and January 2, 2015, the Company issued 6,800,000 and 17,200,000 shares of common stock at $0.12 and $0.07 per share respectively (which was the market value of the shares of the Company on transaction date) to settle a debt of $1,257,801 owed to a former director of the Company. Accordingly, the Company recorded a loss of $762,199 on conversion of debt.

b)	On January 19, 2015, the Company issued 950,000,000 shares of restricted common stock for the purchase of 100% shares of Asia Innovation Technology Limited and its assets. The acquisition has not yet closed on the date of this filing and the shares are held in escrow as disclosed in Note 5.

The Company’s authorized capital consists of 2,000,000,000 shares of common stock. At September 30, 2016, there were 1,017,199,362 shares of common stock issued and outstanding comprising of 982,186,650 restricted shares, including 950,000,000 shares of restricted common stock for the purchase of 100% shares of Asia Innovation Technology Limited and its assets, as disclosed above and 35,012,712 non-restricted shares. These restricted shares will be available for sale under Rule 144 of the Securities Act of 1933, as amended, when the conditions of Rule 144 have been met.

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

On January 6, 2015, we signed a Sale and Purchase Agreement (the “Agreement”) to acquire 100% of the shares of Asia Innovation Technology Limited, a Hong Kong corporation (“AITL”) registered in the British Virgin Islands. Pursuant to the Agreement, the Company agreed to issue 950 million restricted common shares of the Company to the shareholders of AITL in exchange of 100% of the shares of AITL and all of its assets.

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

Balance sheet – As at September 30, 2016 and December 31, 2015

Cash

At September 30, 2016 we had cash of $2,731 compared to $842 as at December 31, 2015. The increase is due to normal operating activities.

Accounts payable and accrued liabilities

At September 30, 2016 we had $19,015 of accounts payable as compared to $16,328 as at December 31, 2015. The balance represents amounts owed for consulting and other services.

At September 30, 2016 we had $33,500 of accrued liabilities as compared to $24,500 as at December 31, 2015. The balance primarily represents legal fee accrual of $13,000, accounting fee accrual of $8,500, review fee accrual of $9,000, transfer agent accrual of $2,000, and Edgar agent accrual of $1,000.

Due to Shareholders

At September 30, 2016 we had $186,292 of amount payable to shareholders as compared to $187,565 as at December 31, 2015. The balance comprises amounts owed to shareholders for consulting services.

4

Line of Credit

At September 30, 2016 we had an operating line of credit balance of $61,008 as compared to $50,310 as at December 31, 2015. The increase is due to advances for working capital financing of the company.

Statement of Operations- For the three and nine months ended September 30, 2016 and 2015

Revenue

The Company did not generate any revenues from our operations during the three and nine-month periods ended September 30, 2016 and 2015.

Expenses

During the three-month period ended September 30, 2016, the Company incurred general and administrative expenses of $1,031 (2015 - $9,832), professional fees of $3,000 (2015 - $846), interest and bank charges of $2,647 (2015 - $3,916) and consulting fees of $nil (September 30, 2015 - $nil).

During the nine-month period ended September 30, 2016, the Company incurred general and administrative expenses of $3,539 (2015 - $44,211), loss on conversion of debt amounting to $nil (2015 - $762,199), professional fees of $9,000 (2015 - $16,773), interest and bank charges of $6,684 (2015 - $7,559) and consulting fees of $nil (September 30, 2015 - $48,700).

Liquidity and Capital Resources

At September 30, 2016, we had a working capital deficit of $297,084. We are actively seeking various financing operations to meet the working capital requirements.

Cash Used in Operating Activities

Net cash used by operating activities was $7,536 for the nine-month period ended September 30, 2016. For the same period in 2015, there was net cash provided of $1,249.

Cash Used in Investing Activities

The Company did not incur any investment costs in the three-month period ended September 30, 2016,

Cash from Financing Activities

The Company has funded operations, to date, primarily from sales of our common stock but did not receive any funds from the issuance of shares during the nine months ended September 30, 2016. Cash flow from financing activities comprises advances from line of credit amounting to $10,698 partially offset by repayment to shareholders amounting to $1,273. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

We are a development stage company. Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The Company had a negative working capital of $297,084 and a negative stockholders’ equity of $297,084 at September 30, 2016. These matters raise doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties’ existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2016. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Agreement further states that both Parties agree that all shares issued, pursuant to the terms and conditions of the agreement, shall be held in escrow and shall be deemed to be in the full control of ASPZ until the Closing.

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

6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently a party to any legal proceedings and, to our knowledge, no such proceedings are threatened or pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No stock was sold for valuable consideration during the nine months ended September 30, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

No matters were submitted to our security holders for a vote during the three months ended September 30, 2016.

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