Form 10-K
period 2016-12-31
ASIA PROPERTIES INC
filed 2017-11-09
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common equity: As of the latest practical date November 9, 2017, there were 1,617,199,362 shares of Common Stock outstanding.

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

While we were incorporated in 1998, we have just initiated our business operations. Therefore our current operating history cannot be used to determine our future success or failure. Our net loss since inception is $6,036,229. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to secure profitable business investments and opportunities. Based upon current plans, we expect to incur operating losses in the immediate future because we will be incurring expenses which will exceed our revenues. If we cannot generate a profit, we will have to suspend or cease operations and you will lose your investment.

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

As of December 31, 2016, we had approximately 99 shareholders of record.

Presented below is the high and low bid information of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Common Stock
	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$0.03	$0.01
Second Quarter	$0.02	$0.01
Third Quarter	$0.07	$0.01
Fourth Quarter	$0.32	$0.02
Fiscal Year Ended December 31, 2015
First Quarter	$0.33	$0.07
Second Quarter	$0.22	$0.05
Third Quarter	$0.09	$0.02
Fourth Quarter	$0.03	$0.01

We were given our trading symbol “ASPZ” to trade on the NASD OTC Pink Sheets in January 1999.

On December 31, 2016, the last price of our common stock as reported on the OTCQB was $0.06 per share.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We have paid stock dividends in April 2007 comprising of one share in Hertz Controller Technologies Corporation for every two shares of Common Stock held in our Company

Recent Sales of Unregistered Securities

The company has not sold any shares for cash in 2016 or 2015

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

Critical Accounting Policies and Estimates

We did not generate revenues from operations in 2016 or 2015. We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. (“US GAAP”) The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.

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

We had a net loss of $31,540 for the year ended December 31, 2016 (2015- $964,332). As of December 31, 2016, we had cash of $362 (2015- $842) and total assets of $362 (2015- $842) and total liabilities of $309,763 (2015- $278,703). Our working capital was negative $309,401 (2015 – negative $277,861) and stockholders’ deficiency was $309,401 (2015- $277,861).

Results of Operations

We had no revenues in 2016 or 2015. During the year ended December 31, 2016, the Company incurred general and administrative expenses of $3,277 (2015 - $37,688), loss on settlement of debt amounting to $nil (2015 - $762,199), interest and bank charges of $10,101 (2015 - $9,056), professional fees of $18,162 (2015 - $42,119) and consulting fees of $nil (2015 - $113,260).

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

N/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our annual financial statement as of December 31, 2016 and 2015 begins on page 12 of this Annual Report on Form 10-K.

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

Email: sohail.raza@srco.ca

www.srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Asia Properties, Inc.

We have audited the accompanying balance sheets of Asia Properties, Inc. [the “Company”] as of December 31, 2016 and December 31, 2015, and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond Hill, Ontario, Canada November 6, 2017	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

Asia Properties, Inc.

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

	December 31, 2016	December 31, 2015
	(audited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$362	$842

TOTAL ASSETS	$362	$842

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payables	$17,533	$16,328
Accrued liabilities	42,662	24,500
Due to Shareholders	190,399	187,565
Line of credit (Note 3)	59,169	50,310
Total current liabilities	309,763	278,703

Stockholders’ deficit
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 67,199,362 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively (Note 4)	67,199	67,199
Additional paid-in capital	5,668,629	5,668,629
Accumulated deficit	(6,045,229)	(6,013,689)
	(309,401)	(277,861)
Total liabilities and stockholders’ deficit	$362	$842

Subsequent Events (Note 7)

See accompanying notes to the financial statements.

Asia Properties, Inc.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

	Years ended December 31,
	2016	2015

Revenues	$-	$-

Operating expenses:
General and administrative	3,277	37,688
Loss on conversion of debt (Note 4)	-	762,199
Professional Fee	18,162	42,119
Consulting Fee	-	113,260
Interest and bank charges	10,101	9,056
Loss before income tax	(31,540)	(964,322)

Income tax expense	-	-

NET LOSS	$(31,540)	$(964,322)

Net loss per share – Basic and diluted	$(0.0005)	$(0.014)

Weighted average common stock outstanding – Basic and diluted	67,199,362	67,152,109

See accompanying notes to the financial statements.

Asia Properties, Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

				Additional
	Common Stock			Paid in
	Number of		Amount	Capital	Deficit	Total
	Shares		$	$	$	$
Balance December 31, 2014	43,199,362		43,199	3,672,629	(5,049,367)	(1,333,539)
Issued for Debt settlement at $0.07-0.12 per share (Note 4)	24,000,000		24,000	1,996,000		2,020,000
Net comprehensive loss for the year	-		-	-	(964,322)	(964,322)
Balance December 31, 2015	67,199,362		67,199	5.668,629	(6,013,689)	(277,861)
Net comprehensive loss for the year	-		-	-	(31,540)	(31,540)
Balance December 31, 2016	67,199,362	*	67,199	5.668,629	(6,045,229)	(309,401)

*In addition, 950 million restricted common shares were issued and held in escrow in relation to the pending transaction as disclosed in Note 5.

See accompanying notes to the financial statements.

ASIA PROPERTIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

	Years ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(31,540)	$(964,322)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Shares issued for debt	-	762,199
Changes in operating assets and liabilities:
Accounts payables	1,205	(6,258)
Accrued liabilities	18,162	18,500
Net cash provided by (used in) operating activities	(12,173)	(189,881)

Cash flows from financing activities:
Advances from Line of credit	8,859	2,822
Repayment to shareholders	2,834	187,565
Repayment of note	-	(2,500)
Net cash provided by (used in) financing activities	11,693	187,887

NET CHANGE IN CASH AND CASH EQUIVALENTS	(480)	(1,994)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	842	2,836
CASH AND CASH EQUIVALENTS, END OF PERIOD	$362	$842

Supplemental Disclosure of Cash Flow Information:
Interest paid	$10,101	$9,056
Income tax paid	-	-

See accompanying notes to the financial statements.

Asia Properties, Inc.

Notes to the Financial statements

December 31, 2016 and 2015

(Stated in US Dollars)

1. Organization, Development Stage and Going Concern

Asia Properties, Inc. (the “Company”) was incorporated in Nevada, the United States of America on April 6, 1998. Our management intends to seek opportunities to invest in real estate. The Company currently does not hold any material property interests.

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future loses are anticipated as the Company has not yet been able to generate revenue. In addition, as of December 31, 2016, the Company has a working capital deficiency of $309,401 (2015 - $277,861) and an accumulated deficit of $6,045,229 (2015 -$6,013,689). The Company’s ability to continue, as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustment could be material.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchases with original maturities of three months or less to be cash equivalents. At December 31, 2016 and 2015, the Company had $362 and $842 in cash respectively.

The Company did not have any cash equivalents as of December 31, 2016 and 2015.

Asia Properties, Inc.

Notes to the Financial statements

December 31, 2016 and 2015

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

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at December 31, 2016 and 2015.

Asia Properties, Inc.

Notes to the Financial statements

December 31, 2016 and 2015

(Stated in US Dollars)

2. Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. Certain monetary assets and liabilities of the Company denominated in Canadian dollars are remeasured into U.S. dollars at exchange rates in effect at the balance sheet dates. Non-monetary assets and liabilities are remeasured at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rates in effect on the balance sheet date. Revenues and expenses are remeasured at rates approximating the exchange rates in effect at the time of the transaction. During the years ended December 31, 2016 and 2015, substantially all cash expenses were transacted in U.S. dollars.

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

Asia Properties, Inc.

Notes to the Financial statements

December 31, 2016 and 2015

(Stated in US Dollars)

2. Summary of Significant Accounting Policies (continued)

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

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on the financial position and/or results of operations.

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

In November 6015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on the financial position and/or results of operations.

3. Line of Credit

The Company has a revolving credit facility with Wells Fargo for a maximum business line amount of $62,500. Interest is charged at 13.00% annually (2015 – 12.75%). As at December 31, 2016, the balance amounted to $59,169 (2015 - $50,310). The line of credit is secured personally by a shareholder of the Company.

Asia Properties, Inc.

Notes to the Financial statements

December 31, 2016 and 2015

(Stated in US Dollars)

4. Common Stock

The following table summarizes common stock issuances for the years ended as of December 31, 2016 and 2015:

		Number of Shares	Common Stock Amount

Balance as of December 31, 2013		41,921,162	$41,921
Issued 408,200 shares for the settlement of debt	a	408,200	408
Issued 500,000 shares for the settlement of services	b	500,000	500
Issued 370,000 shares for the settlement of debt	c	370,000	370
Balance as of December 31, 2014		43,199,362	43,199
Shares issued for debt settlement at $0.07-0.12 per share	d	24,000,000	24,000
Shares issued for investment and held in escrow	e	-	-
Balance as of December 31, 2015 and 2016		67,199,362	67,199

a)	On August 25, 2014, the Company issued 408,200 common shares at $ 0.05 to settle a debt of $14,000 and accrued interest of $6,400.

b)	On August 27, 2014, the Company issued 500,000 common shares for services rendered to consultant.

c)	On December 29, 2014 the Company issued 370,000 common shares to settle a debt of $ 18,500.

d)	On January 1, 2015 and January 2, 2015, the Company issued 6,800,000 and 17,200,000 shares of common stock at $0.12 and $0.07 per share respectively (which was the market value of the shares of the Company on transaction date) to settle a debt of $1,257,801 owed to a former director of the Company. Accordingly, the Company recorded a loss of $762,199 on conversion of debt.

e)	On January 19, 2015, the Company issued 950,000,000 shares of restricted common stock for the purchase of 100% shares of Asia Innovation Technology Limited and its assets. The acquisition has not yet closed on the date of this filing and the shares are held in escrow as disclosed in Note 5.

The Company’s authorized capital consists of 2,000,000,000 shares of common stock. At December 31, 2016 and 2015, there were 1,017,199,362 shares of common stock issued and outstanding comprising of 982,186,650 restricted shares, including 950,000,000 shares of restricted common stock for the purchase of 100% shares of Asia Innovation Technology Limited and its assets, as disclosed above and 35,012,712 non-restricted shares. These restricted shares will be available for sale under Rule 144 of the Securities Act of 1933, as amended, when the conditions of Rule 144 have been met.

Asia Properties, Inc.

Notes to the Financial statements

December 31, 2016 and 2015

(Stated in US Dollars)

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

6. Income Taxes

Income taxes

The provision for income taxes is calculated at US corporate tax rate of approximately 34% (2015: 34%) as follows:

	2016	2015
Net loss for the year	$(31,540)	$(964,322)
Expected income tax recovery from net loss	10,724	327,869
Tax effect of expenses not deductible for income tax:
Fair value of shares issued for settlement of debt	-	(259,148)
Change in valuation allowance	(10,724)	(68,721)
	-	-

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

Net deferred tax assets consist of the following components as of December 31:

	2016	2015
Deferred Tax Assets - Non-current:
Tax effect of NOL Carryover	1,444,445	1,433,721
Less valuation allowance	(1,444,445)	(1,433,721)
Deferred tax assets, net of valuation allowance	-	-

At December 31, 2016, the Company had net operating loss carryforwards of approximately $4,248,367 (2015: $4,216,832) that may be offset against future taxable income from the year by 2036. No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Asia Properties, Inc.

Notes to the Financial statements

December 31, 2016 and 2015

(Stated in US Dollars)

7. Subsequent Events

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

The audit reports by Weld Asia Associates on the financial statements of the Company that were issued during the period from March 22, 2015 to July 18, 2017 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

Effective on July 18, 2017, SRCO Professional Corporation Chartered Professional Accountants were engaged as the Company’s new independent registered public accounting firm to audit the Company’s financial statements. Prior to March 22, 2015: (i) no consultations occurred between the Company and SRCO Professional Corporation Chartered Accountant during the period commencing March 26, 2015, regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered regarding the Company’s financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions or a reportable event requiring disclosure pursuant to Item 304(a)(1)(iv) of Regulation S-K.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management certifies that this report is complete, that this report complies with all relevant regulatory requirements, and that our internal control over financial reporting is not effective, as of December 31, 2016.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2016, there have not been any changes in the Company’s internal controls that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, please note the discussion above.

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

The names, addresses, ages and positions of our present officers and directors is as follows:

Name and Address	Age	Position Held
Chen Junyan Two Exchange Square, 8/fl 8 Connaught Place, Central, Hong Kong KKKJongKKongKongKong	52	President, Chief Executive Officer, Secretary and Director
Fan Haoran Two Exchange Square, 8/fl 8 Connaught Place, Central, Hong Kong	52	Director
Dennis Burns INVest Train PO Box 362, Tiffin, OH 44883	52	Investor relations

The persons named above have held their offices for the last 12 months and are expected to continue until the next annual meeting of our stockholders.

Background of Officers and Directors

Chen Junyan, President, Chief Executive Officer, Secretary and Director

Mr. Chen Junyan was appointed to the position of President and CEO of Asia Properties Inc. in mid-July 2016. He focuses on the development of new energy in the automotive industry. He has made remarkable achievements by constantly identifying new business opportunities, embracing change and re-invention. He will introduce new energy and development within the automotive sectors to the Company and continue to shape the sense of purpose and chart the Company’s future direction.

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

Executive Officer Compensation Table

						Non-Equity	Nonqualified
Name						Incentive	Deferred	All
And				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Fan Haoran	2016	0	0	0	0	0	0	0	0
President & Chief Executive Officer

Fan Haoran President & Chief Executive Officer	2015	0	0	0	0	0	0	0	0

Compensation of Directors

There are no contractual arrangements with any member of the board of directors. They have no director’s service contracts and are not compensated for their services as directors. On September 30, 1998, Asia Properties, Inc. authorized a stock option plan known as the “Asia Properties, Inc. Stock Option Plan”. Awards are not restricted to any specified form or structure and may include, without limitation, sales or Stock and Derivative securities. The aggregate number of shares of stock which may be purchased pursuant to the plan is 1,000,000 shares. No award holder has any rights as a stockholder prior to the date of issuance to him of a certificate or certificates for such shares. The Board may amend, suspend or discontinue the plan anytime. The plan is intended to comply with Rule 16b-3 promulgated by the Securities and Exchange Commission under the exchange Act and is subject to all applicable federal and state laws, rules and regulations and to approvals by relevant government or regulatory agencies. There were no stock options issued and outstanding as of December 31, 2016 and 2015.

Director’s Compensation Table

		Fees			Non-Equity	Nonqualified
		Earned or Paid in	Stock	Option	Incentive Plan	Deferred Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)
Fan Haoran	2016	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0

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

	As of December 31, 2016
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

During the year ended December 31, 2016, the Company accrued a total of nil as salary to the Company’s CEO.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for our audits of annual financial statements and reviews of financial statements included in our Form 10-K and Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years was:

2016	$17,500	SRCO Professional Corporation, Chartered Professional Accountants
2015	$8,500	SRCO Professional Corporation, Chartered Professional Accountants

(2) Audit-Related Fees

The aggregate fees for each of the last two years for assurance and related services rendered by the principal accountants that are reasonably related to the performance of the audits or reviews of our financial statements and are not reported in the preceding paragraph:

2016	$0	SRCO Professional Corporation, Chartered Professional Accountants
2015	$0	SRCO Professional Corporation, Chartered Professional Accountants

(3) Tax Fees

The aggregate fees for each of the last two years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016	$0	SRCO Professional Corporation, Chartered Professional Accountants
2015	$0	SRCO Professional Corporation, Chartered Professional Accountants

(4) All Other Fees

The aggregate fees for each of the last two years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	$0	SRCO Professional Corporation, Chartered Professional Accountants
2015	$0	SRCO Professional Corporation, Chartered Professional Accountants

(5) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES and Reports on form 8-K

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

(b)	Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1	Item 5.02: Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers	8-K	2.1	07/11/2016

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PROPERTIES, INC.

By:	/s/ Chen Junyan
Chen Junyan
President and Chief Executive Officer

Date: November 9, 2017

