Form 10-Q
period 2017-03-31
ASIA PROPERTIES INC
filed 2017-11-17
CIK 1070789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 17, 2017, the issuer had 67,199,362 shares of common stock outstanding. The Company also issued 950,000,000 and 600,000,000 shares of restricted common stock for the purchase of 100% shares of Asia Innovation Technology Limited (AITL) and Sino King Management Limited (SKML) respectively, which are held in escrow, pending completion of certain conditions. See Notes 5 and 6 in the financial statements for more detail.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2017

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended March 31, 2017 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED MARCH 31, 2017

3

PART I - FINANCIAL INFORMATION

ITEM 1: CONDENSED INTERIM FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.
CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$599	$362

Total Assets	$599	$362

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	44,823	17,533
Accrued Liabilities	46,162	42,662
Due to Shareholders	192,882	190,399
Line of Credit (Note 3)	60,412	59,169
Total Current liabilities	$344,279	$309,763

Stockholders’ deficit
Common stock, $0.001 par value, 2,000,000,000 authorized shares (67,199,362 Issued and outstanding March 31, 2017 and December 31, 2016, respectively) (Note 4)	67,199	67,199
Additional paid-in capital	5,668,629	5,668,629
Accumulated deficit	(6,079,508)	(6,045,229)
Total stockholders’ deficit	(343,680)	(309,401)

Total liabilities and deficiency	$599	$362

Subsequent Events (Note 6)

See accompanying notes to the unaudited condensed interim financial statements.

ASIA PROPERTIES, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Operating expenses
General and administrative expenses	7,271	875
Professional Fee	24,000	3,000
Interest expense and bank charges	3,008	2,374
Loss before income tax	(34,279)	(6,249)

Income tax expense	-	-
Net loss	$(34,279)	$(6,249)

Weighted average number of shares: Basic and diluted	67,199,362	67,199,362
Net loss per share – Basic and diluted	$(0.0005)	$(0.0000)

See accompanying notes to the unaudited condensed financial statements.

ASIA PROPERTIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2017	March 31, 2016
Cash flows used in operating activities
Net loss	$(34,279)	$(6,249)

Changes in operating assets and liabilities
Shares issued for debt	-	-
Increase in accounts payables and accrued liabilities	30,790	5,641
Net cash used in operating activities	(3,489)	(608)

Cash flows from financing activities
Advances from line of credit	$1,243	1,942
Repayment to shareholders	2,483	(1,273)
Net cash provided by financing activities	3,726	669

Net increase in cash	237	61
Cash and Cash Equivalents, beginning of period	362	842
Cash and Cash Equivalents, end of period	$599	$903
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	3,008	1,671
Cash paid for taxes	-	-

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

These unaudited condensed interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of March 31, 2017, the Company has net losses for the three months ended of $34,279 (March 31, 2016 - $6,249), a working capital deficiency of $343,680 (December 31, 2016 - $309,401) and an accumulated deficit of $6,079,508 (December 31, 2016 -$6,045,229). The Company’s ability to continue, as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying unaudited condensed interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustment could be material.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016 and notes thereto included in the Form 10-K filed with the SEC on November 9, 2017. The accompanying unaudited condensed financial statements are expressed in United States dollars (“USD”), which is the functional and reporting currency of the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Use of Estimates and Significant Judgment

In preparing the unaudited condensed interim financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The significant areas requiring the use of management estimates are related to the accrued liabilities. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

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

The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. Management does not expect to have a significant impact of this ASU on the Company’s financial statements.

3. Line of Credit

The Company has a revolving credit facility with Wells Fargo for a maximum business line amount of $62,500. Interest is charged at 13.25% annually. As at March 31, 2017, the balance amounted to $60,412 (December 31, 2016 - $59,169). The line of credit is secured personally by a shareholder of the Company.

4. Common Stock

The following table summarizes common stock issuances:

		Number of Shares	Common Stock Amount

Balance as of December 31, 2016		67,199,362	67,199
Shares issued for investment and held in escrow	a	-	-
Balance as of March 31, 2017		67,199,362	67,199

a)	On January 19, 2015, the Company issued 950,000,000 shares of restricted common stock for the purchase of 100% shares of Asia Innovation Technology Limited and its assets. The acquisition has not yet closed on the date of this filing and the shares are held in escrow as disclosed in Note 5.

		Number of Shares	Common Stock Amount

Balance as of December 31, 2016		67,199,362	67,199
Shares issued for investment and held in escrow	a	-	-
Balance as of March 31, 2017		67,199,362	67,199

The Company’s authorized capital consists of 2,000,000,000 shares of common stock. At March 31, 2017 and December 31, 2016, there were 1,017,199,362 shares of common stock issued and outstanding comprising of 982,186,650 restricted shares, including 950,000,000 shares of restricted common stock for the purchase of 100% shares of Asia Innovation Technology Limited and its assets, as disclosed above and 35,012,712 non-restricted shares. These restricted shares will be available for sale under Rule 144 of the Securities Act of 1933, as amended, when the conditions of Rule 144 have been met.

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

6. Subsequent Events

The Company’s management has evaluated subsequent events up to November 13, 2017, the date the unaudited condensed interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined the following material subsequent events:

On April 14, 2017, the Company has entered into a Sale and Purchase Agreement (the “Agreement”) to acquire 100% of the shares and assets Sino King Management Limited, (“SKML”) a company incorporated under the laws of British Virgin Islands. Pursuant to the Agreement, Asia Properties, Inc. has agreed to issue 600 million restricted common shares of the Company to acquire 100% of the shares and assets of SKML. The closing of the Agreement is subject to certain conditions, which have not been fulfilled as of the filing of this document.

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

Balance sheet – As at March 31, 2017 and December 31, 2016

Cash

At March 31, 2017 we had cash of $599 compared to $362 as at December 31, 2016. The increase is due to normal operating activities.

Accounts payable and accrued liabilities

At March 31, 2017 we had $44,823 of accounts payable as compared to $17,533 as at December 31, 2016. The balance represents amounts owed for consulting and other services.

At March 31, 2017 we had $46,162 of accrued liabilities as compared to $42,662 as at December 31, 2016. The balance primarily represents accounting fee accrual of $17,000, legal fee accrual of $13,805, review fee accrual of $12,500, transfer agent accrual of $1,857, and Edgar agent accrual of $1,000.

Due to Shareholders

At March 31, 2017 we had $192,882 of amount payable to shareholders as compared to $190,399 as at December 31, 2016. The balance comprises amounts owed to shareholders for consulting services.

4

Line of Credit

At March 31, 2017 we had an operating line of credit balance of $60,412 as compared to $59,169 as at December 31, 2016. The increase is due to advances for working capital financing of the company.

Statement of Operations – For the three months March 31, 2017 and 2016:

Revenues

The Company did not generate any revenues from our operations during the three-month periods ended March 31, 2017 and 2016.

Expenses

During the three-month period ended March 31, 2017, the Company incurred general and administrative expenses of $7,271 (2016 - $875), professional fees of $24,000 (2016 - $3,000), and interest and bank charges of $3,008 (2016 - $2,374)

Liquidity and Capital Resources

At March 31, 2017, we had a working capital deficit of $343,680. We are actively seeking various financing operations to meet the working capital requirements.

Cash Used in Operating Activities

Net cash used by operating activities was $3,489 for the three-month period ended March 31, 2017. For the same period in 2016, there was net cash used of $608.

Cash Used in Investing Activities

The Company did not incur any investment costs in the three-month period ended March 31, 2017,

Cash from Financing Activities

The Company has funded operations, to date, primarily from sales of our common stock but did not receive any funds from the issuance of shares during the three months ended March 31, 2017. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

We are a development stage company. Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The Company had a negative working capital of $343,680 and a negative stockholders’ equity of $343,680 at March 31, 2017. These matters raise doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties’ existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2017. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

Critical accounting policies are described in the Company’s Form 10-K for the year ended December 31, 2016.

5

Subsequent Events

On April 14, 2017, we entered into a Sale and Purchase Agreement (the “Agreement”) to acquire 100% of the shares and assets Sino King Management Limited, (“SKML”) a company incorporated under the laws of British Virgin Islands. Pursuant to the Agreement, Asia Properties, Inc. has agreed to issue 600 million restricted common shares of the Company to acquire 100% of the shares and assets of SKML. The closing of the Agreement is subject to certain conditions, which have not been fulfilled as of the filing of this document.

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

No stock was sold for valuable consideration during the three months ended March 31, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the three months ended March 31, 2017.

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

Date: November 17, 2017

By:	/s/ Chen Junyan
Chen Junyan
(President and Chief Executive Officer)

8