Form 10-Q
period 2017-09-30
ASIA PROPERTIES INC
filed 2017-11-20
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 20, 2017, the issuer had 67,199,362 shares of common stock outstanding. The Company also issued 950,000,000 and 600,000,000 shares of restricted common stock for the purchase of 100% shares of Asia Innovation Technology Limited (AITL) and Sino King Management Limited (SKML) respectively, which are held in escrow, pending completion of certain conditions. See Note 5 in the financial statements for more detail.

ASIA PROPERTIES, INC.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2017

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended September 30, 2017 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

2

TABLE OF CONTENTS

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2017

3

PART I

FINANCIAL INFORMATION

ITEM 1: CONDENSED INTERIM FINANCIAL STATEMENTS

ASIA PROPERTIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,992	$362

TOTAL ASSETS	$1,992	$362

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$127,545	$17,533
Accrued liabilities	53,162	42,662
Due to Shareholders	181,755	190,399
Line of credit (Note 3)	58,316	59,169
Total current liabilities	420,778	309,763

Stockholders’ deficit
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 67,199,362 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively (Note 4)	67,199	67,199
Additional paid-in capital	5,668,629	5,668,629
Accumulated deficit	(6,154,614)	(6,045,229)
Total stockholders’ deficit	(418,786)	(309,401)
Total liabilities and stockholders’ deficit	$1,992	$362

See accompanying notes to the unaudited condensed interim financial statements.

ASIA PROPERTIES, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	13,876	1,031	39,619	3,539
Professional Fee	22,974	3,000	60,974	9,000
Interest expense and Bank Charges	2,711	2,647	8,792	6,684
Loss before income tax	(39,561)	(6,678)	(109,385)	(19,223)

Income tax expense	-	-	-	-

Net loss	$(39,561)	$(6,678)	$(109,385)	$(19,223)

Net loss per share – Basic and diluted	$(0.0006)	$(0.0001)	$(0.0016)	$(0.0003)

Weighted average common stock outstanding – Basic and diluted	67,199,362	67,199,362	67,199,362	67,199,362

See accompanying notes to the unaudited condensed interim financial statements.

ASIA PROPERTIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(109,385)	$(19,223)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	120,512	11,687
Net cash provided by (used in) operating activities	11,127	(7,536)

Cash flows from financing activities:
Advances from Line of credit	-	10,698
Repayment on Line of Credit	(853)	-
Repayment to shareholders	(8,644)	(1,273)
Net cash provided by (used in) financing activities	(9,497)	9,425

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,630	1,889
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	362	842
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,992	$2,731

Supplemental Disclosure of Cash Flow Information:
Interest paid	$8,792	$7,554
Income tax paid	-	-

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

These unaudited condensed interim financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations. The Company has suffered recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue. In addition, as of September 30, 2017, the Company has net losses for the three and nine months ended of $39,561 and $109,385 respectively (September 30, 2016 - $6,678 and $19,223), a working capital deficiency of $418,786 (December 31, 2016 -$309,401) and an accumulated deficit of $6,154,614 (December 31, 2016 -$6,045,229). The Company’s ability to continue, as a going concern is dependent on successfully executing its business plan, which includes the raising of additional funds. The Company will continue to seek additional forms of debt or equity financing, but it cannot provide assurances that it will be successful in doing so. These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due and accordingly, the appropriateness of the use of accounting principles applicable to a going concern. The accompanying unaudited condensed interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustment could be material.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016 and notes thereto included in the Form 10-K filed with the SEC on November 9, 2017. The accompanying unaudited condensed financial statements are expressed in United States dollars (“USD”), which is the functional and reporting currency of the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

3. Line of Credit

The Company has a revolving credit facility with Wells Fargo for a maximum business line amount of $62,500. Interest is charged at 13.75% annually. As at September 30, 2017, the balance amounted to $58,316 (December 31, 2016 - $59,169). The line of credit is secured personally by a shareholder of the Company.

4. Common Stock

The following table summarizes common stock issuances:

		Number of Shares	Common Stock Amount

Balance as of December 31, 2016		67,199,362	67,199
Shares issued for investment and held in escrow	a	-	-
Shares issued for investment and held in escrow	b	-	-
Balance as of September 30, 2017		67,199,362	67,199

a)	On January 19, 2015, the Company issued 950,000,000 shares of restricted common stock for the purchase of 100% shares of Asia Innovation Technology Limited and its assets. The acquisition has not yet closed on the date of this filing and the shares are held in escrow as disclosed in Note 5.

b)	On April 14, 2017, the Company issued 600,000,000 shares of restricted common stock for the purchase of 100% shares of Sino King Management Limited and its assets. The acquisition has not yet closed on the date of this filing and the shares are held in escrow as disclosed in Note 5.

The Company’s authorized capital consists of 2,000,000,000 shares of common stock. At September 30, 2017, there were 1,617,199,362 shares of common stock issued comprising of 1,582,186,650 restricted shares, including 950,000,000 shares of restricted common stock for the purchase of 100% shares of Asia Innovation Technology Limited and its assets, and 600,000,000 shares of restricted common stock for the purchase of 100% shares of Sino King Management Limited and its assets, as disclosed above and 35,012,712 non-restricted shares. These restricted shares will be available for sale under Rule 144 of the Securities Act of 1933, as amended, when the conditions of Rule 144 have been met. Rule 144 provides an exemption and permits the public resale of restricted or control securities if a number of conditions are met, including how long the securities are held, the way in which they are sold, and the amount that can be sold at any one time.

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

6. Subsequent Events

The Company’s management has evaluated subsequent events up to November 20, 2017, the date the unaudited condensed interim financial statements were issued, pursuant to the requirements of ASC 855 and has determined that there are no material subsequent events to report.

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

Balance sheet - As at September 30, 2017 and December 31, 2016

Cash

At September 30, 2017 we had cash of $1,992 compared to $362 as at December 31, 2016. The increase is due to normal operating activities.

Accounts payable and accrued liabilities

At September 30, 2017 we had $127,545 of accounts payable as compared to $17,533 as at December 31, 2016. The balance represents amounts owed for consulting and other services.

At September 30, 2017 we had $53,162 of accrued liabilities as compared to $42,662 as at December 31, 2016. The balance primarily represents accounting fee accrual of $17,000, legal fee accrual of $13,805, review fee accrual of $19,500, transfer agent accrual of $1,857, and Edgar agent accrual of $1,000.

Due to Shareholders

At September 30, 2017 we had $181,755 of amount payable to shareholders as compared to $190,399 as at December 31, 2016. The balance comprises amounts owed to shareholders for consulting services.

4

Line of Credit

At September 30, 2017 we had an operating line of credit balance of $58,316 as compared to $59,169 as at December 31, 2016. The decrease is due to repayments to reduce the balance.

Statement of Operations- For the three and nine months ended September 30, 2017 and 2016

Revenue

The Company did not generate any revenues from our operations during the three and nine month periods ended September 30, 2017 and 2016.

Expenses

During the three-month period ended September 30, 2017, the Company incurred general and administrative expenses of $13,876 (2016 - $1,176), professional fees of $22,974 (2016 - $3,000), interest and bank charges of $2,711 (2016 - $2,647).

During the nine-month period ended September 30, 2017, the Company incurred general and administrative expenses of $39,619 (2016 - $3,539), professional fees of $60,974 (2016 - $9,000), and interest and bank charges of $8,792 (2016 - $6,684).

General, administrative and professional fee was higher in 2017 due to consulting and general work on acquisition agreements and activities during the three and nine months ended September 30, 2017.

Liquidity and Capital Resources

At September 30, 2017, we had a working capital deficit of $418,786. We are actively seeking various financing operations to meet the working capital requirements.

Cash Used in Operating Activities

Net cash provided by operating activities was $11,127 for the nine-month period ended September 30, 2017. For the same period in 2016, there was net cash used of ($7,536).

Cash Used in Investing Activities

The Company did not incur any investment costs in the nine-month periods ended September 30, 2017 and 2016.

Cash from Financing Activities

The Company has funded operations, to date, primarily from sales of our common stock but did not receive any funds from the issuance of shares during the nine months ended September 30, 2017. Cash flow from financing activities comprises repayments on line of credit amounting to $853 and repayment to shareholders amounting to $8,644. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.

Going Concern

We are a development stage company. Planned principal activities have begun but Asia Properties has not generated significant revenues to date. The Company had a loss for the three and nine months of $39,561 and $109,385 respectively, negative working capital of $418,786 and a negative stockholders’ equity of $418,786 at September 30, 2017. These matters raise doubt about Asia Properties’ ability to continue as a going concern. Continuation of Asia Properties’ existence depends upon its ability to obtain additional capital. Management’s plans in regards to this matter include receiving continued financial support from directors and raising additional equity financing in 2017. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

No stock was sold for valuable consideration during the nine months ended September 30, 2017.

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

Date: November 20, 2017

8