Form 10-Q/A
period 2017-03-31
ASIA PROPERTIES INC
filed 2017-12-29
CIK 1070789

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 29, 2017, the issuer had 1,617,199,362 shares of Common Stock outstanding, including 1,550,000,000 restricted common shares held in escrow in relation to the pending transactions as disclosed in Item 2.

The Explanatory Note is as follows:

We have filed this Amended Form 10-Q for March 31, 2017 in order to clarify the statement regarding outstanding shares on the first page of this form.

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

On April 14, 2017, we entered into a Sale and Purchase Agreement (the “Agreement”) to acquire 100% of the shares and assets Sino King Management Limited, (“SKML”) a company incorporated under the laws of British Virgin Islands. Pursuant to the Agreement, we have agreed to issue 600 million restricted common shares of the Company to acquire 100% of the shares and assets of SKML. The closing of the Agreement is subject to certain conditions, which have not been fulfilled as of the filing of this document.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

A former director sued the Corporation in Clark County, Nevada on March 17, 2017 for $321,821.00 for failure to reimburse expenses advanced to the company and unpaid remuneration. The Corporation is working with the former director to settle the lawsuit.

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

ASIA PROPERTIES, INC.

Date: December 29, 2017

By:	/s/ Chen Junyan
Chen Junyan
(President and Chief Executive Officer)

