Form 10-K
period 2025-12-31
HyOrc Corp
filed 2026-03-30
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31st, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________________________

Commission file number 000-56149

HyOrc Corporation

(Exact name of registrant as specified in its charter)

Wyoming	91-1910791
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

3050 Post oak Boulevard, Suite 510-Q60, Houston, Texas,	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (281) 532 9034 ___________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	HYOR	OTCQB

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☒ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The aggregate market value of the registrant’s common equity held by non-affiliates was approximately $10,200,000, based on the closing price of the registrant’s common stock on the OTCQB on June 30, 2025.”

As of March 28, 2026, the registrant had 737,089,956 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Forward-Looking Statements

HyOrc Corporation (“HyOrc,” “we,” “our,” or the “Company”) or its representatives may, from time to time, make or incorporate by reference certain written or oral statements which include, but are not limited to, information concerning the Company’s possible or assumed future business activities and results of operations and statements about the following subjects:

●	business strategy;
●	growth opportunities;
●	future development of concessions, exploitation of assets and other business operations;
●	future market conditions and the effect of such conditions on the Company’s future activities or results of operations;
●	future uses of and requirements for financial resources;
●	interest rate and foreign exchange risk;
●	future contractual obligations;
●	outcomes of legal proceedings;
●	future operations outside the United States;
●	competitive position;
●	expected financial position;
●	future cash flows;
●	future liquidity and sufficiency of capital resources;
●	future dividends;
●	financing plans;
●	tax planning;
●	budgets for capital and other expenditures;
●	plans and objectives of management;
●	compliance with applicable laws; and
●	adequacy of insurance or indemnification.

These types of statements constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and inherently are subject to a variety of assumptions, risks and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those expected, projected or expressed in forward-looking statements.

●	risks of potential contractual liabilities;
●	foreign exchange and currency fluctuations and regulations, and the inability to repatriate income or capital;
●	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;
●	regulatory initiatives and compliance with governmental regulations;
●	compliance with environmental laws and regulations;
●	compliance with tax laws and regulations;
●	customer preferences;
●	effects of litigation and governmental proceedings;
●	cost, availability and adequacy of insurance;
●	adequacy of the Company’s sources of liquidity;
●	labor conditions and the availability of qualified personnel; and
●	various other matters, many of which are beyond the Company’s control.

The risks and uncertainties included here are not exhaustive. Other sections of this report and the Company’s other filings with the U.S. Securities and Exchange Commission (“SEC”) include additional factors that could adversely affect the Company’s business, results of operations and financial performance. Given these risks and uncertainties, investors should not place undue reliance on our statements concerning future intent. The Company’s statements included in this report speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any of our statements to reflect any change in its expectations with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based.

2

ITEM 1. Business

Overview

HyOrc Corporation (“HyOrc,” “we,” “our,” or the “Company”) is a Wyoming corporation engaged in the research, development, and commercialization of clean-energy technologies designed to decarbonize heavy-duty transport, industrial power generation, and distributed energy applications. Our mission is to develop commercially viable alternatives to diesel engines and fossil fuels, with a focus on hydrogen, methanol, and waste-to-energy solutions.

Our business is structured around three primary technology and market verticals:

1.	Green Methanol Production – producing green methanol from waste, targeting shipping and fuel blending markets.

2.	Hydrogen Power Systems – developing modular hydrogen-fuelled ORC (Organic Rankine Cycle) engines for off-grid power and pay-as-you-go (“PAYG”) deployment.

3.	Hydrogen Locomotive Retrofits – converting existing diesel locomotives to hydrogen or natural gas fuelled systems.

Through our wholly owned subsidiary, SRE Power, Inc., we also developed a 2MW geothermal power plant in Biliran, Philippines. While that facility is currently offline due to legal disputes with counterparties, it demonstrates our technical execution capability in building power plants under challenging conditions.

Corporate History

The Company was originally incorporated in Nevada in 1998 as Asia Properties, Inc. (“ASPZ”), focused initially on unrelated businesses. The company was re-domiciled in Wyoming in 2019. In August 2024, ASPZ completed a reverse merger with SRE Power, Inc., a renewable energy company with a history of geothermal project development and hydrogen combustion technologies. As part of the transaction, ASPZ was renamed HyOrc Corporation. Following the merger, former SRE shareholders became the controlling shareholders of HyOrc.

This merger provided HyOrc with:

●	Operational experience in power plant construction.

●	A platform to commercialize engine and clean fuel technologies.

●	A publicly traded vehicle to access capital markets.

Technology Platform

HyOrc’s core innovation is its External Combustion Technology (ECT), which can integrate with ORC turbines. Unlike conventional internal combustion engines or fuel cells, the ECT engine can run on multiple fuels while maintaining high efficiency and durability.

Key features include:

●	Fuel Flexibility: Operates on hydrogen, LPG, natural gas, biogas, or syngas.

●	Hydrogen Tolerance: Achieves >45% efficiency even with hydrogen purity as low as 97%, whereas PEM fuel cells typically require >99.9%.

●	Durability: Stable efficiency over long operating hours, compared with efficiency degradation in PEM fuel cells.

●	Cost Competitiveness: Comparable total cost of ownership to diesel engines, but with zero emissions when operating on hydrogen.

In addition to the ECT engine, HyOrc has developed intellectual property for waste-to-methanol production. This technology gasifies municipal solid waste and catalytically converts syngas into methanol. Methanol is an established global commodity chemical, increasingly adopted as a green fuel for shipping and aviation.

Principal Business Lines

HyOrc operates through three integrated business areas:

1.	Development of waste-to-methanol, hydrogen, and clean-fuel infrastructure projects
2.	Commercialization of external-combustion and multi-fuel engine technology
3.	Existing revenue-generating operations through SRE Power

Revenue and customers:

For fiscal year 2024, HyOrc generated revenue primarily from operation & maintenance services, share of electricity sales revenues, and technical services provided through its subsidiary SRE Power, Inc. under the Project Funding, Build and Transfer (PFBT) Agreement with Biliran Geothermal, Inc. (BGI). Revenue recognized during that period related to O&M activities, electricity sales, and technical services performed under the agreement.

During 2025, the Biliran 2 MW geothermal power plant was offline due to an ongoing legal dispute between SRE Power and BGI. SRE Power is actively pursuing a recovery and enforcement strategy with external legal counsel. Revenue decreased significantly compared to 2024 due to the Biliran plant being offline; however, the Company generated limited revenue from engineering services and equipment sales. This operational status, and the resulting impact on revenue, is fully disclosed and reconciled with the prior-year revenue.

Revenue Recognition – Power Plant Technical Services Agreement

During the year ended December 31, 2025, the Company generated revenue of $57,847.18 from technical service activities associated with gas and steam turbine installation projects at the Heilbronn and Altbach power stations in Germany. These projects were executed by Sener Bonatti, with Joule Energie GmbH acting as a subcontractor responsible for coordinating technical personnel.

Through its subsidiary SRE Power Inc., the Company sourced and mobilized skilled engineering personnel to support these projects and provided technical coordination services through Joule Energie. The personnel performing the work were employed directly by Joule Energie, and the Company’s role was limited to sourcing, mobilization, and administrative coordination of the personnel.

Revenue recognized from these activities represents service income and reimbursed project-related costs invoiced to Joule Energie, consistent with the terms of the service arrangement. As of December 31, 2025, the related receivable remains outstanding, and management is pursuing collection.

The personnel performing the work were employed directly by Joule Energie, and the Company’s role was limited to sourcing, mobilization, and administrative coordination. Accordingly, the Company recognized service fee revenue only, and no cost of sales was recorded in connection with this arrangement.

Revenue Recognition – Turbine Supply Arrangement

During the year ended December 31, 2025, the Company was involved in a turbine supply transaction with a total contract value of $208,406.25 for the delivery of two (2) 500kW turbine units to a customer in Turkey through a related party, Vaigunth Enertek Private Limited.

The purchase order was issued directly by the customer to Vaigunth Enertek, which was responsible for manufacturing, testing, and delivery of the equipment. The Company’s role was limited to originating and facilitating the transaction and providing technical and commercial support.

Accordingly, the Company determined that it acts as an agent in the arrangement under ASC 606 and does not recognize the gross contract value as revenue.

An initial deposit of $104,203.13 (50% of contract value) was paid directly to Vaigunth Enertek. The remaining $104,203.12 is outstanding as of December 31, 2025.

Under the commercial arrangement, the Company is entitled to 70% of the remaining balance, equivalent to $72,942.19, which represents the Company’s economic interest in the transaction.

The turbine units were manufactured, delivered, and accepted during 2025. Revenue is recognized by the Company on a net basis, limited to its share of proceeds and to the extent such amounts are considered probable of collection.

1. Green Methanol Production

●	Market Context: The International Maritime Organization (IMO) has mandated carbon reduction in global shipping. Green methanol is emerging as a favored solution, with major shipping lines announcing large methanol-powered fleet orders. Aviation regulators are also exploring methanol-based synthetic fuels.

●	HyOrc Projects: The Company is advancing development of a green methanol project in Portugal based on HyOrc’s proprietary waste-to-methanol technology. HyOrc has entered into a Joint Venture Agreement with Start Lda for the development of waste-to-methanol facilities in Portugal, beginning with an approximately 8 tonne per day (TPD) methanol pilot facility in Porto.

●	Under the Joint Venture Agreement, HyOrc is expected to fund and provide the technology for the pilot project, and Start Lda is expected to provide processed municipal waste as feedstock, land, permits, and potential off-take arrangements. The Company is not currently generating any revenue under the Joint Venture Agreement with Start Lda.

●	Phase 1 of the project, consisting of the 8 TPD pilot facility, is currently in development and is not yet operational. The Company anticipates that Phase 1 may not become operational until July 2026 or later, subject to permitting, equipment delivery, installation, commissioning, financing availability, and other customary project development risks.

●	The Company intends, subject to successful commissioning and operation of the pilot facility and availability of financing, to pursue expansion of the facility from 8 TPD to approximately 80 TPD. While discussions regarding potential off-take arrangements are ongoing, no binding off-take agreements are currently in place.

●	The agreement is material to the Company and was previously filed as an exhibit to the Form 10.

●	Competitive Advantage: HyOrc’s process leverages waste as a feedstock, reducing reliance on costly green hydrogen inputs and addressing municipal waste management challenges.

2. PAYG Hydrogen Power Systems

●	Market Context: Critical infrastructure such as ports, hospitals, and data centers require zero-emission, reliable backup or off-grid power. Existing fuel cell solutions face challenges in cost, durability, and hydrogen purity requirements.

●	HyOrc Solution: Modular PAYG hydrogen power units powered by our ECT engine. Customers purchase electricity on a pay-as-you-go model, minimizing upfront CAPEX.

●	Pilot Projects: HyOrc is seeking pilot deployments in California (e.g., Port of Long Beach) and the EU.

●	Competitive Advantage: Higher efficiency than fuel cells over time, lower total cost of ownership, and multi-fuel security.

3. Hydrogen Locomotive Retrofits

●	Market Context: Rail is a major contributor to transportation emissions. Europe alone has more than 15,000 diesel locomotives in need of decarbonization. India, with its massive rail network, is aggressively pursuing hydrogen pilots.

●	HyOrc Solution: Retrofit kits replacing diesel engines with hydrogen-fueled ECT turbines.

●	Progress to Date:

○	Advanced proposals submitted to Banaras Locomotive Works (BLW) of Indian Railways for retrofitting the first of 1,500 diesel locomotives.

○	MOU signed with GB Railfreight (GBRf), the UK’s largest freight rail operator, to explore the retrofit of their diesel locomotives to run on the HyOrc engine initially using natural gas and then hydrogen. The parties are currently evaluating the technical aspects of the project, and a definitive agreement will be negotiated in due course.

○	Initiatives under discussion with EU & US partners for a fleet retrofit program.

●	Competitive Advantage: Retrofit approach allows reuse of rolling stock at lower cost than purchasing new locomotives.

4. Geothermal Legacy Asset

●	Through SRE, HyOrc developed a 2MW geothermal power plant in Biliran, Philippines, completed in September 2023.

●	The plant has remained offline since October 2024 due to a legal dispute with our counterparty. SRE Power retains economic rights and is pursuing legal remedies.

●	Classified as Work-in-Progress on the balance sheet, with potential future recovery.

BGI / PFBT Agreement:

The PFBT Agreement is a 25-year contract under which SRE Power finances, builds, commissions, and operates geothermal power facilities for BGI, beginning with a 2 MW module commissioned in 2023.

Revenue under the agreement consists of:

●	Operation & Maintenance fees
●	Technical services fees
●	A contractual share of electricity generation revenues

The agreement is material to the Company and was previously filed as an exhibit to the Form 10.

Intellectual Property

HyOrc’s IP portfolio includes:

●	Patents filed/granted in India covering hydrogen engines, waste-to-methanol processes, and locomotive retrofits.

●	Patent Cooperation Treaty (PCT) extensions into the United States and European Union, currently under review.

●	Trade secrets relating to catalytic conversion and system integration.

Competition

Our competitors fall into several categories:

●	Fuel Cells (PEMFC, SOFC): Compete in hydrogen applications, but face challenges with purity requirements, high CAPEX, and limited lifespan.

●	Battery-Electric Solutions: Effective in light vehicles and short-range applications but impractical for heavy trucks, locomotives, or long-haul shipping.

●	Conventional ICEs: Diesel and natural gas engines remain entrenched but are rapidly facing regulatory phase out in multiple jurisdictions. HyOrc differentiates through efficiency, durability, fuel flexibility, and lower lifecycle cost.

Regulatory Environment

HyOrc operates in industries subject to evolving regulations:

●	Shipping: IMO 2023 regulations require significant CO2 reductions.

●	Aviation: ICAO CORSIA program driving demand for sustainable aviation fuels.

●	Power Generation: Renewable portfolio standards and carbon pricing schemes in the EU and U.S. create tailwinds for hydrogen and methanol.

●	Rail: India and EU have launched hydrogen locomotive initiatives.

Growth Strategy

HyOrc intends to:

●	Secure long-term offtake agreements for green methanol.

●	Deploy PAYG hydrogen pilots in ports and critical infrastructure.

●	Close locomotive retrofit agreements in India and the EU.

●	Pursue uplisting opportunities, subject to meeting applicable listing requirements.

●	Expand patent portfolio globally.

ITEM 1A. Risk Factors

An investment in our common stock involves significant risks. Investors should carefully consider the risks described below, together with the other information included in this Form 10-K, before making an investment decision. Any of the following risks could materially and adversely affect our business, financial condition, results of operations, and prospects.

Going Concern and Liquidity Risks

While the Company reported a modest net income in 2025, this reflects limited operating activity and does not eliminate the Company’s dependence on external financing. Unless we can secure additional financing in the near term, we may be unable to continue our operations as planned. There is no assurance that such financing will be available on acceptable terms or at all.

Dependence on Access to Capital

Our business strategy requires significant capital expenditures for R&D, manufacturing, and commercialization of our hydrogen engines and methanol projects. We estimate that we will need to raise at least $5 million over the next 24 months to achieve our objectives. If we cannot raise sufficient capital, we may have to delay or reduce the scope of our projects, which would adversely affect our growth prospects.

Dilution of Shareholders

We expect to finance future operations primarily through the issuance of equity or equity-linked securities. Any such issuances will dilute existing shareholders. Because we are currently an OTCQB company with limited trading volume, new financings may be highly dilutive. However, our capital-intensive core projects are planned for execution via project financing and are structured in such a way to avoid dilution.

Early Stage of Commercialization

Our hydrogen engine technology and waste-to-methanol processes are in the commercial pilot or development stage. Commercial adoption depends on successful scale-up, demonstration projects, and customer acceptance. If we are unable to prove reliability and cost-effectiveness at commercial scale, our business could fail to gain traction.

Technology and Development Risks

While we believe our technology offers advantages over fuel cells and batteries, it remains unproven at scale in commercial operations. Unexpected technical challenges could delay or prevent commercialization. Competing technologies may also advance more rapidly than anticipated, reducing our competitive advantage.

Reliance on Third-Party Manufacturing and Partners

We currently do not operate large-scale manufacturing facilities. Our business plan contemplates reliance on third-party manufacturers, such as Toyo Denki, Leroy Somer, Siemens, Kirloskar, RJ Italia, John Crane, Crompton, and Schneider for production of our technology platforms, engines and components. If these manufacturers cannot deliver to our specifications or within agreed timelines, our operations will be adversely affected.

Counterparty Risks – Biliran Project

Through SRE Power, we constructed a 2MW geothermal plant in Biliran, Philippines. The plant is currently offline due to legal dispute for which we are pursuing legal remedies, but the outcome is uncertain. Our inability to recover value from this project could negatively impact our financial condition.

Customer Concentration and Project Risks

Our near-term opportunities involve large projects, such as locomotive retrofits with Indian Railways and methanol plants in Europe. If we fail to secure or execute these projects, our revenue generation could be delayed for years. In addition, delays, cost overruns, or cancellations could materially harm our financial position.

Market Adoption Risks

The success of our products depends on adoption by customers who have historically relied on diesel, natural gas, or grid power. Customers may be reluctant to adopt new technologies due to perceived risk, cost, or lack of familiarity. If adoption is slower than anticipated, our revenue and growth will be adversely affected.

Competitive Risks

We compete against established technologies including: (i) PEM fuel cells, supported by significant investment; (ii) battery-electric systems; and (iii) conventional diesel and gas engines. Many of our competitors have greater financial, technical, and manufacturing resources than we do. If these competitors succeed in improving efficiency or lowering costs, our products may not achieve significant market share.

Regulatory and Policy Risks

Our operations are subject to complex and evolving regulations across multiple jurisdictions. For example, methanol projects depend on renewable fuel standards in the EU, while hydrogen deployment depends on government incentives and mandates in India and Europe. Changes in political priorities or reductions in incentives could materially impact demand for our products.

Intellectual Property Risks

Our competitive advantage depends on our patents and proprietary technology. While we have secured patents in India and filed PCT extensions in the U.S. and EU, there is no assurance that additional patents will be granted or that existing patents will not be challenged. Competitors may develop similar technology that circumvents our IP. Enforcement of IP rights is costly and uncertain, particularly in emerging markets.

Supply Chain Risks

Our technology depends on the availability of high-grade materials, catalysts, and components. Disruptions in global supply chains—such as shortages of metals, electronics, or catalysts—could increase costs or delay projects.

Geopolitical Risks

Our projects span multiple jurisdictions including the Philippines, India, the EU, and the United States. Political instability, changes in trade policies, or currency fluctuations in these regions could negatively affect operations.

Management and Key Personnel Risks

We are highly dependent on a small group of executives and technical leaders. The loss of any key personnel, particularly our CEO or CTO, could harm our ability to execute our strategy. We currently have limited bench strength and may struggle to recruit qualified personnel.

Risks of Operating as a Public Company

As a public company, we are subject to SEC reporting requirements and associated costs. We are pursuing uplisting opportunities, subject to meeting applicable listing requirements. Failure to successfully uplist could limit liquidity, reduce investor interest, and impair our ability to raise capital.

Share Price Volatility

Our common stock has experienced, and may continue to experience, extreme price volatility and low trading volume. The market price of our stock may be influenced by announcements regarding project milestones, financing events, or litigation. Such volatility may discourage institutional investors from participating.

Litigation and Legal Risks

We are engaged in disputes concerning the Biliran project. Litigation is costly, time-consuming, and uncertain. Adverse rulings could materially affect our financial position.

ITEM 1B. Unresolved Staff Comments

No staff comments unresolved at this time.

ITEM 1C. Cybersecurity

The Company has implemented basic cybersecurity measures appropriate with our operations and intellectual property being dependent on digital systems. A cyberattack or data breach could result in the theft of proprietary technology or disruption of our operations.

ITEM 2. Properties

Our principal properties are as follows:

1.	Biliran Geothermal Power Plant, Philippines

○	A 2MW geothermal power facility constructed by our subsidiary, SRE Power, completed in September 2023.

○	Classified as Work-in-Progress as of December 31, 2025, due to a legal dispute.

○	Beneficial ownership remains with SRE, though formal transfer to Biliran Geothermal Inc. has not yet occurred due to disputes.

2.	Corporate Headquarters – Houston, Texas

○	Our corporate office is located at 3050 Post Oak Boulevard, Suite 510-Q60, Houston, Texas.

○	The office is leased on a short-term basis.

3.	Engineering and Prototyping Activities in India

The Company does not own, lease, or operate any facilities in India.

Certain engineering, prototyping, fabrication, testing, and limited manufacturing services are performed for the Company by Vaigunth Enertek, an independent third-party engineering and fabrication company located in India. These services are provided to SRE Power and its affiliates on a contractual, cost-reimbursable basis.

Vaigunth Enertek historically has provided the following services to the Company:

●	Fabrication and testing of prototype components

●	Engineering and research and development support

●	Limited manufacturing services conducted on a cost basis

The Company does not control Vaigunth Enertek’s facilities, personnel, or operations. The facilities utilized for these services are owned and operated solely by Vaigunth Enertek and are not considered properties of the Company.

The relationship with Vaigunth Enertek is governed by a services agreement under which Vaigunth Enertek provides engineering and fabrication services as requested by the Company. The agreement does not grant the Company any ownership interest in Vaigunth Enertek or its facilities, nor does it create a joint venture or partnership. Compensation is based on agreed service fees or cost-plus arrangements for specific work orders.

4.	Planned Green Methanol Project Sites – Portugal and Europe-wide

HyOrc has entered into a joint venture agreement with Start Lda for the development of waste-to-methanol facilities in Portugal. Certain commercial arrangements, including long-term offtake agreements, remain subject to definitive documentation.

The joint venture plans for the development of a pilot 8 tonne per day (TPD) methanol production facility in Porto, where HyOrc will provide technology for the project, and Start Lda will provide feedstock, land, permits and green methanol off-takers.

The company plans to expand in phases from 8 TPD to 400 TPD after successful installation of the pilot plant.

The agreement is material to the Company and was previously filed as an exhibit to the Form 10.

The Company has engaged in discussions regarding potential long-term offtake arrangements with a rated biodiesel producer in Portugal, to supply them for a period of 10 years, with the entire methanol production from HyOrc’s pilot plant scheduled to produce 8 tonnes of methanol per day. Binding offtake agreements remain subject to execution of definitive documentation.

ITEM 3. Legal Proceedings

The Company and its subsidiary SRE Power, Inc. are engaged in legal disputes concerning the Biliran geothermal power project in the Philippines.

●	Background: The 2MW plant, constructed by SRE in 2023, has remained offline since October 2024 due to a legal dispute with the project counterparties, Biliran Geothermal Inc. (“BGI”) and Nickel Asia Corporation (“NAC”).

●	Claims: SRE alleges breach of contract & fiduciary duty, and bad faith conduct by BGI and NAC. SRE has filed complaints with the Philippines SEC and is preparing litigation seeking damages in excess of $25 million.

●	Status: The Company continues to explore recovery or settlement options, including a potential sale of the plant. No outcome can be assured at this time.

Other than the above, we are not a party to any material pending legal proceedings, nor are our properties subject to such proceedings.

ITEM 4. Mine Safety Disclosures

NOT APPLICABLE.

ITEM 5. Market for Registrant’s Common Equity

Our common stock is quoted on the OTCQB under the ticker symbol “HYOR”.

The Company has not declared or paid any cash dividends and does not currently intend to pay dividends.

●	Share Price: As of December 31st, 2025, our stock trades at approximately $0.0845 per share.

●	Outstanding Shares: Approximately 737 million shares are issued and outstanding.

●	Market Capitalization: At current prices, this implies a market capitalization of approximately $62.3 million.

●	Dividend Policy: We have never paid dividends and do not expect to do so in the foreseeable future. We intend to reinvest earnings, if any, into business growth.

Shareholders:

As of December 31, 2025, we had approximately 111 shareholders of record. The actual number of beneficial holders is greater due to shares held in street name through brokerage accounts.

Transfer Agent:

Our transfer agent is Transfer Online, Inc., located in Portland, Oregon.

ITEM 6. Selected Financial Data

Not required for smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis Of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements for the years ended December 31, 2024 and 2025 and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements.

Overview

HyOrc Corporation (“HyOrc,” the “Company,” “we,” “us,” or “our”) is currently in the development and early commercialization phase of its business operations. The Company is focused on the development and deployment of proprietary technologies related to energy conversion, waste-to-fuel systems, and engineering and technical services performed through its subsidiaries.

The Company remains in a growth and investment phase. A substantial portion of the Company’s balance sheet consists of goodwill and intellectual property assets arising from prior acquisitions and technology development activities. These assets reflect management’s strategy of building long-term technology capabilities and project development capacity.

As commercialization efforts progress, the Company expects revenue generation to increase through engineering services, technology licensing, and project development activities.

Results of Operations for the Year Ended December 31, 2025

Revenue

For the year ended December 31, 2025, the Company reported revenue of $130,789. Revenue during the year primarily reflects technical service activities performed through the Company’s subsidiary, SRE Power Inc., including engineering and project support services related to power generation projects. Revenue levels remain modest relative to the Company’s asset base, reflecting the Company’s early-stage commercialization activities and continued focus on project development and technology deployment.

Other Income

The Company recorded other income of $15,559 during the year ended December 31, 2025. Other income consisted primarily of non-operating income items recognized during the period.

Operating Expenses and Adjustments

Operating expenses during the year consisted primarily of professional services, administrative costs, contractor expenses, and public company reporting costs required to maintain regulatory compliance.

In addition, several non-cash adjustments were recorded during the period, including:

●	Impairment loss: $300,000
●	Credit loss on accounts receivable and other non-current assets: $95,747
●	Shares issued for services: $27,463

These non-cash charges reflect management’s review of asset recoverability and settlement of certain services through equity instruments.

Net Loss

For the year ended December 31, 2025, the Company reported a net loss of approximately $551,294, compared to a net loss of approximately $1,632,163 for the year ended December 31, 2024.

The improvement in net loss compared to the prior year primarily reflects lower impairment charges and improved expense control relative to the prior reporting period.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2025, the Company had cash and cash equivalents of approximately $19,417, compared to $176,016 as of December 31, 2024.

The decrease in cash reflects ongoing operating expenditures and the Company’s limited revenue generation during the period. Net cash flows for the year ended December 31, 2025 were as follows:

Activity	Cash Flow
Net cash used in operating activities	$(336,057)
Net cash provided by investing activities	$10,518
Net cash provided by financing activities	$168,941
Net decrease in cash	$(156,598)

Operating cash outflows primarily reflect corporate operating expenses and working capital movements during the year.

Financing Activities

During the year ended December 31, 2025, the Company raised capital through equity-related financing activities, including:

●	Proceeds from issuance of common stock: $63,001
●	Subscriptions received for common stock pending issuance: $105,941

Total financing inflows during the year were $168,941.

Subsequent Financing Activity

Subsequent to year end, the Company completed several financing transactions to support working capital and operational activities.

On January 5, 2026, the Company entered into a Regulation S equity subscription agreement for $50,000, followed by an additional Regulation S equity subscription agreement for $10,000 approximately one week later.

In early March 2026, the Company entered into a $150,000 convertible loan agreement with GS Capital.

These financings are expected to provide additional liquidity to support ongoing operations and business development activities.

Receivables

As of December 31, 2025, the Company reported trade receivables of approximately $237,120.

A portion of the Company’s working capital is therefore dependent on the collection of outstanding receivable balances related to engineering services and project-related activities.

Management evaluates the collectability of receivables and recorded a credit loss provision of $95,747 during the year based on its review of recoverability.

Capital Structure

As of December 31, 2025, the Company reported the following equity balances:

Item	Amount
Additional Paid-in Capital	$29,674,210
Share Capital	$737,091
Retained Earnings (Deficit)	$(8,174,862)

The Company is primarily financed through equity capital and does not currently carry significant long-term debt obligations.

Investments

As of December 31, 2025, the Company reported investment balances of approximately $119,310. These investments represent minor non-core holdings and are not considered a primary focus of the Company’s strategic operations.

Assets and Long-Term Investment Strategy

Intangible Assets and Goodwill

As of December 31, 2025, the Company reported:

Asset	Amount
Goodwill	$15.76 million
Patents	$3.60 million

These assets represent a significant portion of the Company’s total asset base and reflect prior acquisitions and investments in proprietary technology platforms.

The economic value of these assets depends on the Company’s ability to generate future economic benefits through commercialization, licensing, and deployment of its technology platform.

Management evaluates the recoverability of goodwill and intangible assets on at least an annual basis, or more frequently if events or changes in circumstances indicate that impairment may exist. The Company’s assessment considers qualitative and quantitative factors including the current stage of commercialization of its technology platform, expected future project deployments, licensing opportunities, and projected long-term cash flows associated with planned waste-to-fuel and energy conversion projects.

Although current revenues remain limited as the Company advances its commercialization strategy, management believes that the underlying technology platform and associated intellectual property continue to provide the potential for future economic benefit. Accordingly, management concluded that no impairment of goodwill or patents was required as of December 31, 2025.

Property and Equipment

As of December 31, 2025 the Company reported equipment with a carrying value of approximately $2.62 million.

These assets represent operational equipment and infrastructure intended to support the Company’s future project development and commercialization activities.

Project Development Activities

Subsequent to December 31, 2025, the Company entered into a definitive agreement with On Energy and its affiliated entities relating to the development of a waste-to-methanol project in Bulgaria.

The proposed facility is designed to convert pre-processed municipal waste in the form of refuse-derived fuel (“RDF”) into low-carbon methanol and is expected to process approximately 56,000 tonnes of RDF annually, supporting potential methanol production of approximately 18,000 to 20,000 tonnes per year.

The Company expects to participate in the project through technology licensing, engineering services, and project development support.

Management believes this project represents an important step in the Company’s strategy to deploy its waste-to-fuel technology platform in international markets.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of December 31, 2025.

Critical Accounting Policies and Estimates

Preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts of assets, liabilities, revenues, and expenses.

Significant areas requiring management judgment include:

●	valuation of goodwill and intangible assets
●	allowance for doubtful accounts
●	revenue recognition timing
●	determination of whether development costs should be capitalized or expensed

Changes in these estimates could materially affect future financial results.

Risks and Uncertainties

The Company faces several risks typical of early-stage commercialization companies, including:

Limited Revenue Base

Current revenues remain modest relative to the Company’s asset base and operating structure.

Liquidity Constraints

Limited cash reserves require continued access to capital markets and careful management of operating expenditures.

Intangible Asset Risk

A significant portion of the Company’s asset base consists of goodwill and intellectual property whose value depends on successful commercialization.

Receivable Collection Risk

A portion of current assets consists of trade receivables, which exposes the Company to potential credit and collection risk.

Outlook

Management expects gradual revenue growth as commercialization efforts progress and as engineering services and project development activities expand.

The Company’s strategic priorities include:

●	strengthening liquidity through financing activities
●	improving receivable collections
●	monetizing intellectual property through licensing and project deployment
●	maintaining disciplined operating cost control

Conclusion

HyOrc Corporation remains in a transitional stage as it advances from technology development toward broader commercialization.

While the Company currently generates limited revenue and operates with constrained liquidity, management believes the Company’s intellectual property portfolio, technology platform, and project development activities provide a foundation for future revenue growth.

Future performance will depend on the Company’s ability to successfully commercialize its technologies, secure project financing, and execute its project development strategy.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data

The audited consolidated financial statements of HyOrc Corporation and subsidiaries as of and for the years ended December 31, 2024, and 2025, together with the report of independent registered public accounting firm Suri & Co., are included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Shareholders and Board of Directors of HyOrc Corporation (f/k/a Asia Properties Inc)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HyOrc Corporation and the subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, consolidated statements of stockholders’ equity (deficit) and consolidated statements of cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with Generally Accepted Accounting Principles of United States of America.

Matters related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements if the company is unable to obtain sufficient amount of additional capital to alleviate liquidity needs, it may be required to reduce the scope of its planned development. The company has suffered losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Explanatory Paragraph - Other Non-Current Assets and Related Impairment

We draw attention to Note 1 and Note 2 of the consolidated financial statements regarding recognition of Other Non Current Assets towards the lien by the company over the Geothermal facility establishing the right over those assets and the subsequent impairment on account of the facility being non operational due to persistent grid instability and the physical damage caused by the typhoon and dispute with BGI and realisability of the claim from the insurance company and the consequential management estimate towards recognition of impairment of $300,000.

Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor we have engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Suri & Co., Chartered Accountants

We have served as the Company’s auditors since 2024.

Place: Trivandrum, India

Date: March 29th 2026

HYORC CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET AS AT

	Year Ended
	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$19,417	$176,016
Accounts receivable, net	36,541	-
Total current assets	55,958	176,016
Property, plant and equipment, net	-	-
Goodwill	15,755,344	15,755,344
Other intangible assets, net	3,604,558	3,604,558
Other non current assets	2,320,000	2,700,000
Total assets	$21,735,860	$22,235,918

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$15,000	$160,168
Total liabilities	15,000	160,168

Commitments and contingencies (Refer to Note 6)

Stockholders’ equity (deficit):
Common stock, 2,000,000,000 shares authorized, $0.001 par value, 737,089,956 and 728,193,618 shares issued and outstanding as of December 31, 2025 and 2024, respectively	737,090	728,194
Common stock subscribed	$105,941	-
Additional paid-in capital	$29,645,364	29,563,797
Accumulated deficit	$(8,767,535)	(8,216,241)
Total stockholders’ equity (deficit)	21,720,860	22,075,750
Total liabilities and stockholders’ equity (deficit)	$21,735,860	$22,235,918

HYORC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED

	Year Ended December 31,
	2025	2024
Net revenues	$59,124	$617,115

Operating expenses:
General and administrative	$324,937	1,017,191
Impairment loss	$300,000	1,232,088
Total operating expenses	624,937	2,249,279

Loss from operations	(565,812)	(1,632,163)

Other Income
Other income	14,518	-

Provision for income taxes	-	-
Net loss	(551,294)	(1,632,163)

Weighted average common stock outstanding - basic and diluted	733,383,149	685,715,657

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

EPS computation

Common shares outstanding from Jan 2024 to Aug 2024 - SRE		1,000,000
Exchange ratio		655.37
Adjusted Common shares outstanding from Jan 2024 to Aug 2024		382,301,649

Common shares outstanding from acquisition till Dec 31, 2025
Common shares outstanding from acquisition till Dec 31, 2024 (Actual number of shares of HyOrc)		303,414,008

Weighted average number of common shares outstanding (2024)		685,715,657
Weighted average number of common shares outstanding (2023)		655,374,256

HYORC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Subscribed	Capital	Deficit	(Deficit)
Balances at December 31, 2023	655,374,256	655,374	-	9,344,626	(6,584,078)	3,415,922
Shares issued for purchase of assets	32,768,712	32,769	-	3,571,790	-	3,604,558
Consideration effectively transferred on reverse acquisition (refer to Note 3)	40,050,650	40,051	-	16,647,382	-	16,687,432
Net loss	-	-	-	-	(1,632,163)	(1,632,163)
Balances at December 31, 2024	728,193,618	$728,194	$-	$29,563,797	$(8,216,241)	$22,075,750

Shares issued for Services availed	2,746,338	2,746	-	24,717	-	27,463
Shares issued during the year	6,150,000	6,150	-	56,850	-	63,000
Common stock subscribed	-	-	105,941	-	-	105,941
Net loss	-	-	-	-	$(551,294)	(551,294)
Balances at December 31, 2025	737,089,956	737,090	105,941	29,645,364	(8,767,535)	21,720,860

HYORC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOW

FOR THE YEAR ENDED

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(551,294)	$(1,632,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	$300,000	1,232,088
Gain on Sale of Property, plant and equipment	$(10,518)	-
Credit loss on Account receivables and Other non current asset	$95,747	-
Shares issued for services availed	$27,463	-
Changes in operating assets and liabilities
Accounts recivables Net	(52,288)	-
Accounts payable and accrued liabilities	(145,168)	54,218
Net cash (used in) operating activities	(336,057)	(345,857)

Cash flows from Investing activities:
Proceeds from disposal of Unproved properties	$10,518	-
Net cash provided by Investing activities	10,518	-

Cash flows from financing activities:
Proceeds from issuance of common stock	63,001	-
Subscriptions received for common stock pending issuance	105,941	-
Net cash provided by financing activities	168,941	-

Net change in cash and cash equivalents	(156,598)	(345,857)
Cash and cash equivalents at beginning of year	176,016	521,873
Cash and cash equivalents at end of year	$19,417	$176,016

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental non-cash investing and financing activities:
Net assets acquired in reverse acquisition	$-	$932,088
Common shares issued as consideration effectively transferred	$-	$16,687,432
Common shares issued for purchase of asset	$-	$3,604,558
	$27,463
	19,417.07	176,016
	(0.34)	0.11

	Year Ended
	December 31,
	2025	2024
Net cash provided by/(used in) operating activities	$(336,057)	$(345,857)
Net cash (used in)/provided by financing activities	$168,941	$-
Net change in cash and cash equivalents	$(156,598)	$(345,857)

The above statement of cash flows should be read in conjunction with the accompanying notes

HYORC CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was initially organized in the name of Asia Properties, Inc. on April 6, 1998, as a Wyoming Corporation, seeking opportunities to invest in real estate. On April 3, 2019. the Company moved its jurisdiction from the State of Nevada to the State of Wyoming. The Company’s common stock is trading in the OTC Market under the symbol “ASPZ”.

On June 27, 2024, the Company acquired a Texas hydrogen technology company, SRE Power, Inc (“SRE”) for 655,374,258 newly issued ASPZ common stock. SRE is now 100% owned by ASPZ. ASPZ is now conducting the business of developing the HyOrc hydrogen engine technology and the other technologies owned by SRE. ASPZ filed for a name change with Wyoming in September 2024 and is currently doing business as HyOrc Corporation. (“HyOrc” / “we”/ “our”/ “us”) (Refer to Principles of Consolidation below). As part of the transaction, ASPZ was renamed HyOrc Corporation. Following the merger, former SRE shareholders became the controlling shareholders of HyOrc.

This merger provided HyOrc with:

●	Operational experience in power plant construction.

●	A platform to commercialize engine and clean fuel technologies.

●	A publicly traded vehicle to access capital markets.

Joint Venture Agreement

On September 15th 2025, the company has entered into Joint venture Agreement with Start Lda (A Portugal based company) for forming a Joint venture based company, HYORC START GREEN FUELS, LDA with 50-50 share in the Joint venture company.

As per the agreement the company has to contribute the following as per agreement,

(i)	One 35 TPD RDF gasifier unit (currently in factory, ready for deployment);

(ii)	One methanol synthesis reactor to convert 25 TPD of syngas to methanol;

(iii)	One HyOrc engine to utilize 10 TPD of syngas for onsite power generation;

(iv)	Engineering, integration, commissioning, and technology management.

In addition to this the company will bring the Patents which the company acquired as part of Business combination which took place in 2024. This Intellectual Property will be the property of the company there will be no share in this.

Start Lda contributing land, permits, and local infrastructure support . The JV Company will be responsible for generating and distributing profits equally between the parties.

As of December 31, 2025, no capital contributions or operational activities have commenced. Accordingly, no transactions related to this arrangement have been recognized in the Company’s consolidated financial statements for the year ended December 31, 2025.

The Company has evaluated this arrangement and determined that, as of December 31, 2025, no consolidation or equity method accounting is required, as no controlling financial interest or investment exists as of the reporting date.

Basis of Presentation

The Company’s fiscal year ends on December 31.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

Reverse Acquisition and Principles of Consolidation

As described above, on June 27, 2024 (the “Acquisition Date”), the Company entered into a reorganization and stock purchase agreement (“agreement”) with SRE and the 100% shareholders of SRE whereby the SRE shareholders desired to sell and the Company agreed to purchase SRE shares thereby making SRE, a wholly owned subsidiary of the Company. The Company issued 655,374,258 shares as the purchase consideration to the SRE shareholders. Following the closing of the agreement, SRE shareholders collectively owned around 90% of the issued and outstanding shares of the Company on a fully diluted basis.

Further, at the closing, the then Board member of the Company. Debra Childers had tendered her resignation as the director and the officer of the Company and the then Board considered and deemed it advisable to the best interest of the Company to fill the vacancy in the Board by appointing Reginald Fubara, Shinichi Hirano and James McNaught-Davis as the members of the Company’s Board of Directors effective as of the closing.

We determine SRE an accounting acquirer based on the following facts: (i) after the reverse acquisition, former shareholders of SRE held a majority of the voting interest of the combined company; (ii) former Board of Directors of SRE possess majority control of the Board of Directors of the combined company; (iii) Reginald, being the member of the management of SRE is responsible for the management of the combined company. As such, we have treated the financial statements of SRE as the historical financial statements of the combined company (“consolidated financial statements” / “financial statements”).

We have identified the Company as the legal acquirer, as it is the entity that issued securities. Comparatively, we have identified SRE as the legal acquiree, the entity whose equity interests are acquired in line with ASC 805-40 – Reverse Acquisitions. (Refer to Note 3).

Consequent to the reverse acquisition, the financial statements of the newly combined entity represent a continuation of the financial statements of the accounting acquirer/legal acquiree. As a result, the assets and liabilities of the accounting acquirer are presented at their historical carrying values in the consolidated financial statements of the newly combined entity and the assets and liabilities of the accounting acquiree/legal acquirer are recognized on the acquisition date and measured by using the acquisition method. The results of the accounting acquiree’s/legal acquirer’s results of operations are included in the combined company’s financial statements beginning on the acquisition date.

The accompanying financial statements prepared following the reverse acquisition are issued under the name of the accounting acquiree, HyOrc but described as a continuation of the financial statements of the accounting acquirer, SRE, with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree.

That adjustment is required to reflect the capital of the accounting acquiree. Comparative information presented in these consolidated financial statements also is retroactively adjusted to reflect the legal capital of the accounting acquiree.

The accompanying financial statements represent all of the following:

a. The assets and liabilities of SRE recognized and measured at their pre-combination carrying amounts.

b. The assets and liabilities of HyOrc recognized and measured in accordance with the guidance in ASC 805 applicable to business combinations.

c. The retained earnings and other equity balances of the SRE before the business combination.

d. The amount recognized as issued equity interests in the financial statements determined by adding the issued equity interest of SRE outstanding immediately before the business combination to the fair value HyOrc determined in accordance with the guidance in ASC 805 applicable to business combinations. However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of HyOrc, including the equity interests which HyOrc issued to the SRE shareholders to effect the combination. Accordingly, the equity structure of SRE is restated using the exchange ratio established in the Agreement to reflect the number of shares of HyOrc issued in the reverse acquisition.

For periods before the reverse acquisition, the stockholders’ equity of the combined entity is presented on the basis of the historical equity of SRE before the acquisition, retroactively recast to reflect the number of shares received in the acquisition.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S.GAAP requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the reported amounts of revenues and expenses for the periods covered and certain amounts disclosed in the notes to the financial statements. These estimates are based on information available through the date of the issuance of the financial statements and actual results could differ from those estimates. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

●	provisions for income taxes and related valuation allowances and tax uncertainties

●	business combinations and purchase price allocations

●	recoverability of long-lived assets and contract assets and their related estimated lives

●	evaluation of goodwill and intangible assets for impairment

●	accruals for estimated liabilities

●	Credit loss on accounts receivable and other non-current assets

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss presented in the financial statements for the period ended December 31, 2025 and 2024.

Segment Reporting

In accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. ASC 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance. The CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

The key measures of segment profit or loss reviewed by our CODM are revenue and operating costs. These metrics are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net revenues	$59,124	$617,115

Operating expenses:
General and administrative	324,937	1,017,191
Impairment loss	300,000	1,232,088
Total operating expenses	624,937	2,249,279

Loss from operations	(565,812)	(1,632,163)

Other Income
Other income	14,518	-

Provision for income taxes	-	-
Net loss	(551,294)	(1,632,163)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, certificates of deposits and money market funds that are readily convertible into cash, all with original maturity dates of three months or less.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions.

Customer Concentration Risk

For the year ended December 31, 2025, the entire sales pertained to two customers and for the year ended December 31, 2024 the entire sales pertained to only one customer. The Company’s reliance on major customers presents a concentration risk. Loss of this customer or a significant reduction in their order could have a material adverse effect on the Company’s financial performance for the year 2024. The company does not have any regular business operations in the current year and no regular customers and hence there is no credit risk for the year 2025.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. All transactions are recorded at arm’s length prices, reflecting the fair value of the goods or services exchanged.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is unlikely that the deferred tax assets will not be realized. The Company assesses its income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The hierarchy is presented down into three levels based on the reliability of the inputs.

Level 1	Quoted prices are available in active markets for identical assets or liabilities.

Level 2	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are the dues from customers and are shown net of applicable reserves for doubtful accounts as shown on the face of the balance sheet. This balance also includes amounts for services performed but not yet invoiced, for which the Company has an unconditional right to consideration, and for which collectability is reasonably assured, as the related services have been completed and acknowledged by the third party. There were no accounts that had been placed on non-accrual status. The credit loss (allowance for doubtful accounts) has been estimated by management based on historical experience, current market trends and, for larger customer accounts, their assessment of the ability of the customers to pay outstanding balances. Past due balances and other higher risk amounts are reviewed individually for collectability. Changes in circumstances relating to the collectability of accounts receivable may result in the need to increase or decrease the allowance for doubtful accounts in the future.

The credit loss (allowance for bad debt) recognized was $95,747 and $512,815 within general and administrative expenses for the year ended December 31, 2025 and 2024, respectively.

Property, Plant and Equipment, Net

Property, plant and equipment, net (“PP&E”) is stated at cost less accumulated depreciation and amortization and any accumulated impairment losses. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives.

PP&E consists of unproved properties and, thus, the costs associated with such properties are not subject to depletion. The Company historically has acquired unproved properties by purchasing individual or small groups of leases directly from mineral owners which leases historically have not been subject to specified drilling projects. Capitalized costs associated with unproved properties, which includes leases that have expired or have been deemed uneconomic, are fully impaired.

Major renewals and improvements are capitalized. Replacements, maintenance, and repairs, which do not significantly improve or extend the useful life of the assets, are expensed when incurred.

Upon the sale or retirement of assets, costs and the related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the results of operations.

The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by determining whether there were any triggering events that could impact the Company’s assets. If events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable the Company performs a comparison of the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group. Should an impairment exist, the impairment loss is measured based on the excess carrying value of the asset over the asset’s fair value generally determined by estimates of future discounted cash flows.

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 upon inception.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract was determined to be within the scope of ASC 606, the Company assessed the goods or services promised within each contract and determined those that were performance obligations, and assessed whether each promised good or service was distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606.

PFBT Agreement with BGI

SRE and Biliran Geothermal, Inc. (BGI) entered into a 25-year Project Funding, Build and Transfer Agreement (PFBT Agreement) in June 2021 for a 50 MW geothermal facility at Sitio Pulang Yuta, Brgy. Cabibihan, Caibiran, Biliran Province, Philippines. Under this arrangement:

●	SRE finances, designs, constructs, installs and commissions the geothermal power plant in phases, beginning with a 2 MW module commissioned in September 2023.
●	SRE also finances and upgrades the existing 13.2 kV distribution lines of Biliran Electric Cooperative (Bileco) to evacuate energy to the national grid.
●	Upon final acceptance, SRE Power provides operation and maintenance (O&M) and technical support services over the 25-year term.
●	Revenue comprises fixed construction and commissioning fees, reimbursements for agreed costs, and a variable share of electricity generation proceeds, all invoiced monthly per the contractual formula.

The Company identified the PFBT Agreement constitutes a single, enforceable contract. The distinct performance obligations under the Agreement are as follows:

●	Design, construction, installation and commissioning of plant modules
●	O&M and technical support services during operations
●	Revenue share from daily electricity generation

Transaction price for the agreement consists of fixed fees for construction and commissioning, variable consideration based on BGI’s monthly electricity sales share and reimbursements of agreed costs. Estimates of variable consideration are included only to the extent that significant reversals are not probable.

Construction & Commissioning: Revenue is recognized over time when the module passes commissioning tests and BGI has practical acceptance evidence.

O&M & Technical Support: Revenue is recognized over time using an input method (e.g., labor hours, machine-hours) as support services are rendered.

Electricity-Generation Share: Recognize over time on an output basis tied to daily meter readings of power delivered.

For the year ended December 31, 2024, the revenue recognized of $617,115 comprised only of the O&M & technical services provided to BGI.

During 2025, the Biliran 2 MW geothermal power plant was offline due to an ongoing legal dispute between SRE Power and BGI. SRE Power is actively pursuing a recovery and enforcement strategy with external legal counsel. Revenue decreased significantly compared to 2024 due to the Biliran plant being offline; however, the Company generated limited revenue from engineering services and equipment sales.

Engineering related services

During the year ended 2025, the Company generated revenue from technical services performed at the Heilbronn and Altbach power stations. These projects are operated by Sener Bonatti, with Joule Energy GmbH acting as a subcontractor through which the Company provides engineering-related services.

The Company provides personnel sourcing, mobilization, and logistical support services to customers engaged in energy infrastructure projects. These services include identifying and introducing skilled personnel, coordinating mobilization to project sites, and arranging travel, accommodation, and related administrative support. Personnel introduced by the Company are employed directly by the customer, and the Company does not provide supervision or direct management of such personnel.

The Company’s contracts generally include a single performance obligation, consisting of a stand-ready obligation to provide integrated personnel sourcing and support services over the contract term. The individual activities performed are not distinct within the context of the contract, as they are highly interrelated and are delivered as part of a continuous service offering.

Revenue from service arrangements is recognized over time, as the customer simultaneously receives and consumes the benefits of the services as they are performed. The Company measures progress using an output-based method, typically based on hours worked or services provided, which faithfully depicts the transfer of services to the customer. For the year ended December 31, 2025, the Company recognized revenue from technical and engineering services of $22,648 related to these arrangements.

Commission income

The Company also facilitated the sale of HyOrc 500kW Rankine Cycle turbines manufactured by its technical partner, Vaigunth Enertek, to customers. In these arrangements, the Company does not control the underlying goods and does not have inventory risk or responsibility for fulfillment. Its sole obligation is to arrange for the sale between the manufacturer and the end customer.

Accordingly, the Company acts as an agent in these transactions and recognizes revenue on a net basis, representing the commission earned.

Commission revenue is recognized at a point in time when the Company satisfies its performance obligation of facilitating the transaction, which occurs when the underlying sale is arranged and the Company has completed its role in the transaction. For the year ended December 31, 2025, the Company recognized commission revenue of $36,476 related to these arrangements.

Disaggregation of revenue

	Year Ended December 31,
	2025	2024
Engineering-related & technical services	$22,648	$617,115
Commission revenue	36,476	-
Net revenues	$59,124	$617,115

Other Non-Current Assets

Other non-current assets represent capitalized costs incurred for the construction of geothermal plant, which is in progress, that is constructed and commissioned by SRE under the PFBT Agreement (Refer to Revenue Recognition).

BGI will own all equipment, machinery, supplies, facilities, and designs that are supplied, installed, or utilized for the Geothermal Facility. However, BGI agrees to create a Lien over these assets in favor of SRE. This Lien serves as security to ensure repayment for the work that SRE performs on the Geothermal Facility. The Lien will not extend to Bileco Lines because The Bileco Lines are owned by Bileco, not BGI. The parties acknowledge this distinction, ensuring BGI does not impose financial claims over infrastructure it does not control. This provision protects SRE’s financial interests while clarifying ownership limitations regarding the distribution lines. Accordingly, the said asset is recognized and presented under Other non-current assets for the years ended December 31, 2025 and 2024.

Considering the persistent grid instability in April 2024 of the equipment which resulted in over 250 grid trips that caused progressive stress and wear to critical equipment and the legal dispute with BGI as described in Note 2 below, the management assessed that the qualitative indicators for impairment existed and hence a qualitative assessment was performed. Based on the management’s judgement, the Company has recognized an impairment loss to the extent of around $300,000 each in the statements of operations for the year ended December 31, 2024 and 2025. During the year ended December 31, 2025, the Company lodged a refund claim of $80,000 with a supplier for parts that did not conform to specified requirements. The amount has been recorded as a reduction in the carrying value of the related non-current assets. As of December 31, 2025, the net carrying value of other non-current assets was $2,320,000.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities represent dues or accruals to vendors against whom operating expenses are incurred.

Business Combinations

The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase.

Goodwill

Goodwill is an asset representing the excess cost over the fair market value of net assets acquired in business combinations. In accordance with Intangibles - Goodwill and Other (Topic 350), goodwill is not amortized but is tested annually for impairment or on an interim basis when indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level. The Company’s reporting units discrete financial information is available and management regularly reviews the operating results. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the reporting structure.

The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the applicable reporting units include, but are not limited to, changes in macroeconomic conditions, industry and market considerations, cost factors, discount rates, competitive environments and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.The Company also has the option to proceed directly to the quantitative test. Under the quantitative impairment test, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the carrying value of the reporting unit including goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized, up to a maximum amount of goodwill allocated to that reporting unit. Management can resume the qualitative assessment in any subsequent period for any reporting unit.

For the years ended December 31, 2025 and 2024, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative impairment test was not required, and no impairment was recognized during the year ended December 31, 2025 and 2024.

Earnings (Loss) per Common Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive.

The financial statements of the combined entity reflect the equity of the HyOrc including the equity interests issued as part of the reverse acquisition in 2024. As a result, EPS is calculated on the basis of the capital structure of HyOrc. In line with ASC 805-40-45-2(d), the following is considered:

In calculating the weighted-average number of common shares outstanding (the denominator of the earnings-per-share [EPS] calculation) during the period in which the reverse acquisition occurs:

a. The number of common shares outstanding from the beginning of the period to the acquisition date is computed on the basis of the weighted-average number of common shares of SRE outstanding during the period multiplied by the exchange ratio established in the agreement. has t

b. The number of common shares outstanding from the acquisition date to the end of the period is the actual number of common shares of the HyOrc outstanding during that period.

The basic EPS for each comparative period before the acquisition date presented in the financial statements following a reverse acquisition is calculated by dividing (a) by (b):

a. The income of the SRE attributable to common shareholders in each of those periods.

b. SRE’s weighted-average number of common shares outstanding multiplied by the exchange ratio established in the agreement.

The issued and outstanding common shares of SRE through the acquisition date was 1,000,000 and the exchange ratio established in the agreement was 655.37, thereby resulting in the pro-rated weighted average number of common shares outstanding for the purposes of computing EPS to be 382,301,649. Weighted average common shares of Hyorc outstanding from acquisition through December 31, 2024 was 303,414,008. This resulted in the weighted-average total number of common shares for computing EPS to be 685,715,657 for the year ended December 31,2024.

The weighted-average number of common shares for 2025 was 733,383,149.

Intangible Assets

Intangible assets primarily consist of patents owned by SRE which have been granted by the Indian government due to work done at the Indian R&D centre. HyOrc is expanding patent coverage with the application process primarily in the USA, EU, Japan through existing bilateral and multilateral cooperation agreements. These patents were acquired through an assignment agreement entered by SRE in May 2024 through which SRE acquired ownership interests in the patents including utility models and design patents and registrations and applications assigned by the Assignor.

The consideration terms were agreed in such a way that the Assignor is entitled to 5% of all the shares received by SRE upon SRE achieving a reverse takeover of a publicly traded company whose shares are traded on the OTC markets or similar stock exchanges.

Accordingly, the Company issued 32,768,712 common shares of SRE as the consideration for the acquisition of the patents which represented 5% of the shares acquired by the owners of SRE through the reverse acquisition with the Company at a value of $0.11 per common share. (Refer to Note 3) resulting in a total consideration of $3,604,588.

The patents have an indefinite useful life because it is expected to contribute to cash flows indefinitely and the associated costs of renewal are not significant. The patents are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired in accordance with ASC 350-30-35-18. For December 2025 and 2024, management performed a qualitative impairment assessment, of which there were no indications that it was more likely than not that the fair value of the patents were less than their respective carrying values. As such, a quantitative test was not required, and no impairment was recognized during the year ended December 31, 2025 and 2024 respectively.

In connection with the reverse acquisition, the Company identified intangible assets, which are solely customer relationships (refer to Note 3). For December 2024, management performed a qualitative impairment assessment of these intangible assets, of which there were indications that it is more likely than not that the fair value of these intangible assets units were less than their respective carrying values. As such, a quantitative impairment test was performed and the intangible assets were fully impaired with a corresponding impairment loss recognized in the Statement of operations for the year ended December 31, 2024.

Notwithstanding the ongoing litigation with Biliran Geothermal, Inc., management has evaluated the impact of such matters in accordance with ASC 350-30-35 and determined that they do not represent a triggering event for impairment. The underlying patents are not project-specific and may be deployed across multiple potential applications and future projects. Management is actively pursuing additional opportunities expected to commence in 2026, for which these patents are expected to generate future economic benefits. Accordingly, management concluded that there are no indicators that it is more likely than not that the fair value of the patents is less than their carrying amount, and therefore, no impairment loss has been recognized for the year ended December 31, 2025.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recent Accounting Pronouncements

Recently Adopted Standards

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires public business entities to disclose, on an annual basis, a rate reconciliation presented in both dollar amounts and percentages, with specific categories and further disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pre-tax income (loss) by the applicable statutory rate. The ASU also requires disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. The Company is currently evaluating the specific disclosure requirements under the standard and will include the applicable disclosures in future filings, as appropriate. The adoption did not have a material impact on the Company’s consolidated financial statements.

ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, as well as other segment items and a description of its composition. The ASU also requires entities with a single reportable segment to provide all disclosures required under the standard. The Company adopted ASU 2023-07 effective January 1, 2025. The adoption had a financial statement disclosure impact only and did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Standards Not Yet Adopted

ASU 2023-08 — Accounting for and Disclosure of Crypto Assets

In December 2023, the FASB issued ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The ASU requires entities to subsequently measure qualifying crypto assets at fair value, with changes in fair value recognized in net income each reporting period. The ASU also establishes specific disclosure requirements, including information about significant crypto asset holdings, contractual sale restrictions, and changes in such holdings. The guidance applies to crypto assets that meet all of the following criteria:

●	Meet the definition of intangible assets as defined in the ASC Master Glossary;

●	Do not provide enforceable rights to or claims on underlying goods, services, or other assets;
●	Are created or reside on a distributed ledger based on blockchain or similar technology;
●	Are secured through cryptography;
●	Are fungible; and
●	Are not created or issued by the reporting entity or its related parties.

ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. The Company does not currently hold any crypto assets. Accordingly, the adoption of ASU 2023-08 is not expected to have a material impact on the Company’s consolidated financial statements; however, the Company will continue to monitor its investment activities and evaluate the impact of the standard should it acquire crypto assets in the future.

ASU 2024-03 — Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public business entities to disclose, in the notes to financial statements, specified information about certain costs and expenses included in expense line items presented on the face of the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

ASU 2025-05 — Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets: The ASU provides a practical expedient permitting entities to assume that conditions at the balance sheet date remain unchanged over the life of current accounts receivable and current contract assets when estimating expected credit losses. The guidance is effective for annual and interim reporting periods beginning after December 15, 2025, with early adoption permitted. The Company does not expect ASU 2025-05 to have a material impact on its consolidated financial statements.

ASU 2025-06 — Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software: The ASU requires entities to begin capitalizing software development costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform its intended function (the “probable-to-complete recognition threshold”). The amendments are effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the amendments using a prospective, modified retrospective, or retrospective transition approach. The Company is currently evaluating the impact of ASU 2025-06 and will assess the impact upon adoption.

ASU 2025-11 — Interim Reporting: Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements: The ASU requires entities to disclose events occurring since the end of the last annual reporting period that have a material impact on the entity. The amendments apply to all entities that present interim financial statements in accordance with GAAP. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The amendments may be applied either prospectively or retrospectively. The Company expects ASU 2025-11 to impact its disclosures only and does not expect it to affect its results of operations, financial condition or cash flows.

Note 2. GOING CONCERN

The Company has a net loss of $551,294 for the period ended December 31, 2025 and an accumulated deficit of $8,767,535 as of December 31, 2025.

SRE is the operator of the 2MW geothermal power plant in Biliran Philippines and is entitled to 60% of the operating profits from the project for the lifetime of the project which is expected to be 25 years.

Biliran Geothermal Project (2MW) – Operational Status as of December 31, 2025

As of December 31, 2025, the 2MW geothermal power plant in Biliran remained offline and non-operational due to infrastructure damage. The project began experiencing persistent grid instability in April 2024, resulting in over 250 grid trips that caused progressive stress and wear to critical equipment. On October 05, 2024, the plant was taken offline following a technical inspection that revealed accumulated damage to key systems, making continued operation unsafe. Shortly after this shutdown, Typhoon Kristine-Trami struck the region and caused additional physical damage to the facility. Despite the existence of an insurance policy intended to cover such events, we have not received confirmation that a claim has been activated, and we have not received cooperation from the project counterparties responsible for managing the insurance process.

The company continues to engage stakeholders and explore legal and commercial remedies to protect our position, recover losses, and restore the project’s operational viability.

The Company’s ability to continue as a going concern in the next twelve months following the date the financial statements are available to be issued is dependent upon its ability to produce revenues and/or obtain financing sufficient to meet current and future obligations and deploy such to produce profitable operating results.

Management Plans

Management has evaluated these conditions and plans to generate revenues and raise capital as needed to satisfy its capital needs.

While uncertainties remain with respect to the timing of insurance recovery and revenue realization, management is reasonably certain in the Company’s ability to meet its operational and financial obligations over the next twelve months through a combination of funding, asset deployment, and resolution of existing claims but it cannot provide assurances that it will be successful in doing so.

These circumstances raise substantial doubt as to the ability of the Company to meet its obligations as they come due. If it is unable to obtain sufficient amount of additional capital, it may be required to reduce the scope of its planned development. The accompanying financial statements do not include any adjustments that might result from these uncertainties.

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Refer Note 11 for subsequent events.

NOTE 3. REVERSE ACQUISITION

The Company evaluated the acquisition of SRE pursuant to ASC 805 and ASU 2017-01, Topic 805, Business Combinations. As described in Note 1, we have identified the Company as the legal acquirer, as it is the entity that issued securities. Comparatively, we have identified SRE as the legal acquiree, the entity whose equity interests are acquired in line with ASC 805-40 – Reverse Acquisitions.

Accordingly, the acquisition date fair value of the consideration transferred by SRE was based on the number of equity interests SRE would have had to issue to give the owners of HyOrc the same percentage equity interest in the combined entity that results from the reverse acquisition.

The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their estimated respective fair values as of the closing date of the acquisition. Goodwill recognized in connection with this transaction represents primarily the potential economic benefits that the Company believes may arise from the acquisition. In the reverse acquisition described above, HyOrc’s assets and liabilities were measured in accordance with the guidance in ASC 805 on Business Combinations and Goodwill is measured as the excess of fair value of consideration effectively transferred by SRE, the accounting acquirer over the fair value of the net assets of HyOrc, the accounting acquiree on the acquisition date.

The following table summarizes the preliminary purchase price allocation of HyOrc:

Total
Customer relationship - Intangibles	$932,088
Goodwill	15,755,344
Purchase price consideration effectively transferred	$16,687,432

The fair value consideration effectively transferred was determined based on the number of common stock which SRE would have had to issue to the owners of HyOrc at the fair value per share of SRE on the date of acquisition to provide the same ratio of ownership (90%) in the combined entity as a result of the reverse acquisition.

Pursuant to the reverse acquisition, the Company engaged an independent third-party valuation specialist to determine the fair value per share of SRE which as determined using the fair value of net assets as on the acquisition date. Given the limited operations of HyOrc in the period preceding the acquisition, the fair value per common share of SRE was considered to be more reliable and reflects the economic substance of the consideration effectively transferred.

The fair value of net assets of SRE as on the acquisition date is as follows:

Total
Property, plant and equipment, net	$-
Other intangible assets	150,000,000
Cash and cash equivalents	347,058
Accounts payable and accrued liabilities	(160,169)
Fair value of net assets	$150,186,889
Number of SRE shares outstanding on the acquisition date	1,000,000
Fair Value per share on the acquisition date	$150.19

SRE would have had to issue 111,111 shares to the owners of HyOrc to maintain the 90% ownership in the combined entity which effectively would have made the total common stock issued and outstanding of SRE to be 1,111,111 as of December 31, 2024.

HyOrc had 72,819,362 common stock issued and outstanding of par value $0.001 each prior to the closing of the reverse acquisition. Further, SRE shareholders received 655,374,256 common stock of HyOrc as the consideration for the share exchange.

Accordingly, the equity structure in the financial statements reflect the sum of SRE’s issued equity immediately before the reverse acquisition, and the fair value of the hypothetical consideration effectively transferred. The equity structure (i.e., the number and type of equity interests issued) reflects the equity structure of HyOrc. However, the balance is adjusted to reflect the par value of the outstanding shares of HyOrc, including the number of shares issued in the reverse acquisition and the difference is recognized as an adjustment to the Additional paid-in capital. For periods before the reverse acquisition, the stockholders’ equity of the combined entity is presented on the basis of the historical equity of the SRE before the acquisition, retroactively recast to reflect the number of shares received by SRE in the acquisition.

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition and other intangible assets that qualify for separate recognition. The goodwill is not deductible for tax purposes.

The results of HyOrc have been included in the consolidated financial statements since the acquisition date.

Note 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31,
	2025	2024
Plant and Equipment - unproved properties	-	60,000
Property, plant and equipment, gross	-	60,000
Less: Accumulated depreciation and amortization	-	(60,000)
Property, plant and equipment, net	$-	$-

Depreciation expense for the period ended December 31, 2025 and 2024 amounted to $0 and $0, respectively.

The unproved property interests comprise the consideration paid in March 2017 for Symba America Oil & Gas’s working interest in an oil well near Ganado, Texas. Having since ceased oil extraction activities, management performed a qualitative impairment assessment in accordance with ASC 360-10-35. That assessment indicated that the fair value of these unproved properties was negligible or nominal; accordingly, the entire carrying amount was written down to $0. The said property was disposed for $10,518 which has been included in other income in the consolidated statement of operations for the year ended December 31, 2025.

Note 5. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in legal proceedings arising from the normal course of business activities. The Company, in conjunction with its legal counsel, assesses the need to record a liability for litigation or loss contingencies. A liability is recorded when and if it is determined that such a liability for litigation or loss contingencies is both probable and estimable.

Although the results of legal proceedings and claims cannot be predicted with certainty, the Company is not currently a party to any legal proceedings, which would, individually or in the aggregate, have a material adverse effect on its results of operations, cash flows, or financial position except as described in Note 2.

Note 6. INCOME TAXES

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to net operating loss carry forwards. For the years ended December 31, 2025, and 2024, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company is not presently subject to any income tax audit in any taxing jurisdiction, though its 2022-2023 tax years remain subject to examination by U.S. federal and state jurisdictions.

Note 7: Accounts receivables (Net)

	December 31,
	2025	2024
Accounts receivable	$132,218	$688,831
Allowance for credit loss	95,676	512,815
Accounts receivable, Net	$36,542	$176,016

As of December 31, 2025, the Company had certain receivables recorded from a counterparty. However, based on external confirmation received from the counterparty, they indicated a position that amounts were payable by the Company. Management evaluated this discrepancy and determined, based on its accounting records and supporting documentation, that no shipments occurred during 2024 or 2025 that would give rise to additional charges, and all invoices received from this supplier had been fully settled. In the absence of any supporting invoices or documentation substantiating the counterparty’s claim, no liability has been recognized in the books as of December 31, 2025. Further, the Company has recorded a full allowance for expected credit losses against the receivables from this counterparty, reflecting uncertainty regarding their collectibility. Additionally, based on management’s assessment of the facts and circumstances, including the lack of supporting evidence and the Company’s contractual position, the likelihood of any obligation arising is considered remote. Accordingly, no contingent liability has been recognized or disclosed in accordance with ASC 450.

Note 8: Common Stock

On May 13, 2025, the Company issued 2,746,338 shares of its common stock to certain directors and consultants as consideration for management and consultancy services rendered to the Company. These awards were classified as equity-settled share-based payments in accordance with ASC 718, Compensation—Stock Compensation.

The fair value of the equity instruments granted was measured on the grant date based on the closing market price of the Company’s common stock, as the shares are publicly traded and represent Level 1 inputs under the fair value hierarchy. The grant date fair value of the shares was determined to be $27,463.

As the services were rendered and no future service or performance conditions were associated with the awards, the entire grant date fair value was recognized as stock-based compensation expense upon issuance.

Accordingly, the Company recognized total stock-based compensation expense of $27,463 for the year ended December 31, 2025, which has been included within general and administrative expenses in the accompanying consolidated statements of operations.

The Company accounts for share-based payments to non-employees in accordance with ASC 718, which requires measurement at grant date fair value and recognition of expense as the related goods or services are received. The details of stock issued are as follows:

Name of the person	No. of common shares issued	Price at which share is issued	Common stock ($)	Additional paid- in capital ($)
Guy Russell	200 000	0.01	200	1,800
Gerald Anozia	25 000	0.01	25	225
Neelan Samaratunga	25 000	0.01	25	225
Neelan Samaratunga	38 462	0.01	38	347
Nancy White	76 924	0.01	77	692
James McNaught-Davis	595 238	0.01	595	5,357
Shinichi Hirano	595 238	0.01	595	5,357
Manoharan Sundaralingam	595 238	0.01	595	5,357
K. Reginald Fubara	595 238	0.01	595	5,357
Total	2,746,338		2,745	24,717

Note 9: Common stock subscribed

As of December 31, 2025, the Company had entered into subscription agreements for the purchase of 13,900,000 shares of common stock for a total consideration of $ 168,000. While these shares were subscribed and recorded within stockholders’ equity as of the balance sheet date, the formal issuance of certificates is occurring in phases. The company has issued 6,150,000 shares as on December 31, 2025. Subsequent to year-end and through March 27, 2026, the Company issued 7,500,000 shares of the subscribed common stock. The remaining 250,000 subscribed shares are expected to be issued following the filing of this Annual Report on Form 10-K, subject to final administrative processing. These subsequent issuances do not result in a retroactive adjustment to the shares outstanding as of December 31, 2025, but are disclosed to reflect the change in the Company’s capital structure following the close of the fiscal year.

Note 10: Subsequent events

Subsequent to December 31, 2025, the Company entered into a definitive agreement with On Energy and its affiliated entities relating to the development of a waste-to-methanol project in Bulgaria. The project is intended to utilize pre-processed municipal waste in the form of refuse-derived fuel (“RDF”) as feedstock and is designed to process approximately 56,000 tonnes of RDF annually.

Based on preliminary engineering design parameters, the facility is expected to support production of approximately 18,000 to 20,000 tonnes of methanol per year. The project has obtained the regulatory requirements necessary for development and is considered ready to proceed toward construction and implementation, positioning it at an advanced stage relative to many comparable waste-to-fuel projects.

The Company expects to participate in the project through technology licensing, engineering services, and related project development activities.

Additional information regarding this agreement was disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2026.

In addition to above the company has formed a Joint venture company named HYORC START GREEN FUELS, LDA, with Start LDA a Portugal based company for production of Green methanol (Waste to Methanol strategy) on 15th September 2025. The company expects to produce 8 tonnes/day and 2800 tonnes/ year of methanol in this JV. For this methanol the company has identified potential customer Prio Bio Lda, Portugal largest biodiesel producer with whom MOU has been signed on February 25th, 2026.

The company has entered into another Memorandum of Understanding with GB Railfreight Limited on February 16th 2026, for sale of HyOrc locomotives which can operated using Natural gas, Bio fuel and LPG. As per MOU in Q1 and Q2 of 2026 the company should complete the technical design, the company is in the midst of Technical design process.

Management has evaluated subsequent events through March 29, 2026, the date the financial statements were available to be issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025.

Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level in ensuring that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP).

Due to the Company’s size, limited resources, and stage of development, the Company’s internal control over financial reporting is not as robust as that of larger organizations. Management is in the process of enhancing its internal control framework.

The Company is a smaller reporting company and is not required to provide an attestation report of its independent registered public accounting firm regarding internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Board of Directors

●	James McNaught-Davis – Chairman of the Board of Directors. Experienced investment professional and business strategist. James is a seasoned private equity professional and venture capitalist with over 40 years in financial markets. He has held senior roles at Partner level at Advent, Warburg Pincus, Deep Energy Capital and WHEB Partners and has led numerous investments in energy and technology companies. He holds an MBA from The Wharton School (University of Pennsylvania) and an MA from Cambridge University.

●	K. Reginald Fubara – Chief Executive Officer and Director. Reginald drives hydrogen engine innovation for heavy transport, with 25+ years in strategy, clean-tech, and geothermal power. A tech entrepreneur with expertise in software and power plant construction.

●	Manoharan Sundaralingam – Chief Technology Officer and Director. Manoharan, Head of R&D, is a visionary in renewable energy innovation. He has led breakthrough advancements in green fuel alternatives and played a key role in jet engine technology development in India, driving the transition toward sustainable energy solutions.

●	Richard Oblath – Director. Richard Oblath is a global advisor specializing in energy transition, strategy, and corporate transformation. He is non-Exec Chairman of H2 Transition Capital, is a Non-Executive Director at Firmus Energy, and has led over 50 M&A transactions worth up to $10 billion across 15 multiple regions. With leadership roles at Shell and Goodyear, he has extensive experience in managing businesses, JVs, and technology groups. He is a Fellow, Trustee and Executive Board member of the Institute of Materials, Minerals and Mining, a Fellow of the Energy Institute, and also supports education through Nottingham University scholarships plus previously chaired the London Chamber Orchestra Trust.

●	Andrea Magalini – President. Andrea Magalini is a global leader in power generation and energy efficiency, with 12+ years at United Technologies and Mitsubishi Heavy Industries driving strategy and business development. As General Manager at Turboden, he pioneered industrial heat pumps and expanded ORC technology worldwide. A former McKinsey consultant and academic researcher, Andrea specializes in innovation, international business growth, and sustainable energy solutions, leading with a people-centered, impact-driven approach.

●	Shinichi Hirano – Non-Executive Director. Shinichi Hirano is a 30-year veteran in hydrogen propulsion, with leadership roles at Ford, Mazda, and Hyzon Motors. He led the Ford-Daimler fuel cell alliance and USDRIVE/USCAR teams, collaborating with the U.S. Department of Energy on hydrogen technology advancements.

Executive Officers

●	K. Reginald Fubara – Chief Executive Officer.

●	Manoharan Sundaralingam – Chief Technology Officer.

●	Andrea Magalini – President.

Each director serves until the next annual meeting of shareholders and until his successor is duly elected and qualified.

Director name	Principal Occupation	Relevant Industry Experience	Other directorships held in the past 5 years
James McNaught-Davis	Non-Executive Chair of HyOrc Corporation Inc’s board of directors, Head of M&A and senior officer of Apex Treasury Corporation Inc, a NASDAQ listed company.	Cleantech venture capital, Energy generation infrastructure, Corporate Finance, Project Finance, Director or senior officer of NASDAQ listed companies

Non-Executive Chairman of Modular Geothermal Power (a Singapore private company),

Director of PassivSystems Limited (a UK energy company),

Director of DGJ Property (family real estate company),

Trustee (i.e. director) of British Youth Opera (a UK charity)

Manoharan Sundaralingam	CTO of HyOrc, Director of Vaigunth Enertek	Renewable energy product development and implementation in various projects since 1997. Head of waste to energy and hydrogen engine development.	Vaigunth Enertek (P) Ltd (India), Green Infra (P) Ltd (India), Lokus Energy (P) Ltd (India), HyOrc India (P) Ltd (India)

K. Reginald Fubara	CEO of HyOrc Corporation	Renewable energy project and product development and implementation in various projects since 2008. Full cycle development, from concept to manufacturing and installation of turbine-based power plants.	SRE Power, Inc (Texas), Symba Renewable Energy Ltd (UK), Symba Renewable Energy Ltd (Iceland), SRE Geothermal Philippines, Inc (Philippines)

Shinichi Hirano	Principal Consultant H-Tech International LLC	Shinichi is a 30-year veteran in hydrogen propulsion, with leadership roles at Ford, Mazda, and Hyzon Motors. He led the Ford-Daimler fuel cell alliance and USDRIVE/USCAR teams, collaborating with the U.S. Department of Energy on hydrogen technology advancements.	H-Tech International LLC

Andrea Magalini	Entrepreneur and cleantech consultant (GPC Energy S.r.l. Italy), President of HyOrc	Cleantech, power and energy, industrial heat pumps, engineering	GPC Energy S.r.l. (Italy)

Richard Oblath	Founder and Chair of Oblath Advisory, Executive Chair of H2Transition Capital LLP then Non-Executive Chair of H2Transition Capital Holdings Ltd.	40 years of increasing seniority global managerial and executive positions, the last 25 years of which was with Shell culminating as VP Downstream Global M&A.	General Partner of H2Transition Capital, Non-Executive Director Boson Energy, Non-Executive Director Kinecx (formally Firmus) Energy

ITEM 11. Executive Compensation

The following table sets forth compensation paid to our executive officers for the fiscal years ended December 31, 2025.

Summary Compensation Table

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
K. Reginald Fubara, CEO	2025	—	—	60,000	—	—	60,000
James McNaught-Davis, Chairman	2025	—	—	60,000	—	—	60,000
Manoharan Sundaralingam, CTO	2025	—	—	60,000	—	—	60,000
Shinichi Hirano, Non-Exec Director	2025	—	—	60,000	—	—	60,000
Richard Oblath	2025	—	—	50,000	—	—	50,000
Andrea Magalini	2025	—	—	35,000	—	—	35,000

Amounts differ where directors served for only part of the fiscal year.

The following table sets forth compensation paid to our executive officers for the fiscal years ended December 31 2024.

Summary Compensation Table

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
K. Reginald Fubara, CEO	2024	—	—	25,000	—	—	25,000
James McNaught-Davis, Chairman	2024	—	—	25,000	—	—	25,000
Manoharan Sundaralingam, CTO	2024	—	—	25,000	—	—	25,000
Shinichi Hirano, Non-Exec Director	2024	—	—	25,000	—	—	25,000

Director Compensation

All current directors receive compensation of $5,000 per month, payable in restricted shares of common stock.

Indemnification

Under our Articles of Incorporation and Bylaws, we may indemnify directors and officers against expenses and liabilities incurred in connection with service to the fullest extent permitted under Wyoming law. The Company also maintains directors’ and officers’ liability insurance.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2025, the Company had 737,089,956 shares of common stock issued and outstanding. The following table sets forth certain information regarding ownership of our common stock by beneficial owners of more than 5%, each director and executive officer, and all directors and officers as a group.

Name	Position	Shares Beneficially Owned	Percentage Ownership
K. Reginald Fubara	CEO & Director	387,577,715	53.25%
Alfonso Sotres	SRE Power Director	183,661,663	25.22%
Lydur Skulason	SRE Power Director	18,366,166	2.52%
James McNaught-Davis	Chairman	—	<1%
Manoharan Sundaralingam	CTO & Director	32,768,712	4.5%
Shinichi Hirano	Director	—	<1%
All officers & directors as a group (6 persons)	—	~85.47%

Beneficial ownership is determined in accordance with SEC rules and includes direct and indirect voting and investment power.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

During 2024, the Company engaged in the following related-party transactions:

●	Reverse Merger: In August 2024, the Company completed a reverse merger with SRE Power, Inc. HyOrc issued approximately 655 million shares to the former shareholders of SRE, resulting in a change of control. The largest shareholder following the merger is K. Reginald Fubara, our CEO.

●	Share Placements: In 2025, the Company sold 13.25 million shares of common stock raising $155,000.

○	Richard Oblath (Director): 10 million shares ($100,000).
○	Carl Mueller (Investor): 1 million shares ($10,000).
○	Carl Mueller (Investor): 500,000 shares ($10,000).
○	Scott Chapman (Investor): 250,000 shares ($5,000).
○	Andrea Magalini (Director): 1,500,000 shares ($30,000).

All transactions were reviewed and approved by the Board of Directors. We believe the terms were fair and reasonable to the Company.

Director Independence:

We follow the independence standards of OTC Markets. Several of our directors, including James McNaught-Davis and Richard Oblath, qualify as independent. However, as a development-stage company, we do not yet maintain formal audit or compensation committees.

ITEM 14. Principal Accounting Fees and Services

Aggregate fees for professional services rendered by the auditors for the fiscal years ended December 31, 2025 and 2024, were as follows:

Year	2024	2025

Audit fee	$12,500	$13,000
Tax fees	5,750	5,750

	$18,250	$18,750

Audit fees for the fiscal years ended December 31, 2025 and 2024 represent the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in its quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Tax fees for the fiscal year ended December 31, 2025 and 2024, represents the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

Audited consolidated financial statements for the years ended December 31, 2024 and 2025, and the related notes thereto, are included in Item 8 of this Annual Report.

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

●	3.1 Certificate of Incorporation (incorporated by reference to Form 10 filed March 2026, under exhibit “ByLaws & Certificate of Incorporation”)
●	3.2 Bylaws (incorporated by reference to Form 10 filed March 2026, under exhibit “ByLaws & Certificate of Incorporation”)
●	10.1 PFBT Agreement (incorporated by reference to Form 10 filed March 2026, under exhibit “Material Agreements”)
●	10.2 Start Lda JV Agreement (incorporated by reference to Form 10 filed March 2026, under exhibit “Material Agreements”)
●	31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
●	32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HyOrc Corporation

Date: March 30th, 2026

By:	/s/ K. Reginald Fubara
K. Reginald Fubara,
Chief Executive Officer

