Form 10-Q
period 2026-03-31
HyOrc Corp
filed 2026-05-07
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1st 2026 to March 31st 2026

Commission file number: 000-51048

HyOrc Corporation

(Exact name of registrant as specified in its charter)

Wyoming	91-1910791
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3050 Post Oak Boulevard, Suite 510-Q60

Houston, Texas 77056

(Address of principal executive offices)

Registrant’s telephone number, including area code: (281) 532-9034

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HYOR	OTCQB

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of the latest practicable date, the registrant had 756,039,956 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYORC CORPORATION. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

US Dollars

AS AT	31 March 2026	31 December 2025
	(Un-Audited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	134,736	19,417
Trade Receivable	36,541	36,541
	171,277	55,958

Non- Current Assets
Property, Plant and Equipment
Plant and equipment	2,320,000	2,320,000

Intangible assets
Patents	3,604,558	3,604,558
Goodwill	15,755,344	15,755,344
	19,359,902	19,359,902
	21,679,902	21,679,902
Total Assets	21,851,179	21,735,860
LIABILITIES AND STOCK HOLDERS’ EQUITY
Current Liabilities
Advance and other payables	15,000	15,000
Subscription money Advance	199,979	-
	214,979	15,000
EQUITY
Common Stock
Share capital	737,090	737,090

Other Stock holders Equity
Accumulated deficit	(8,852,195)	(8,767,535)
Additional Paid in Capital	29,645,364	29,645,364
Common Stock Subscribed	105,941	105,941
Total Equity	21,636,200	21,720,860

Total Equity and Liabilities	21,851,179	21,735,860

These financial statements were approved and authorised for issue by the Management and signed on its behalf by:

HYORC CORPORATION. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31	US Dollars

	Note	2026	2025
		(Un-Audited)	(Un-Audited)
ASSETS

Current Assets
Cash and cash equivalents		134,736	216,799
Trade Receivable		36,541
		171,277	216,799

Non-Current Assets
Property, Plant and Equipment
Plant and equipment		2,320,000	2,700,000

Intangible assets
Patents		3,604,558	3,604,558
Goodwill		15,755,344	15,755,344
		19,359,902	19,359,902

		21,679,902	22,059,902
Total Assets		21,851,179	22,276,701

LIABILITIES AND STOCK HOLDERS’ EQUITY

Current Liabilities
Advance and other payables		15,000	160,667
Subscription money Advance		199,979	63,349
		214,979	224,016

EQUITY
Common Stock
Share capital		737,090	728,194

Other Stock holders Equity
Accumulated deficit		(8,852,195)	(8,239,306)
Additional Paid in Capital		29,645,364	29,563,797
Common Stock Subscribed		105,941
Total Equity		21,636,200	22,052,685

Total Equity and Liabilities		21,851,179	22,276,701

These financial statements were approved and authorised for issue by the Management and signed on its behalf by:

HYORC CORPORATION. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE PERIOD ENDED	US Dollars

	Note	31 March 2026	31 December 2025

Revenue			59,124

Gross profit		-	59,124

OTHER INCOME
Other Income			14,518

Total Income		-	73,642

EXPENSES
Administrative and other expenses		(84,660)	(324,936)
Amortization loss		-	(300,000)

Total Expense		(84,660)	(624,936)

Net loss for the period		(84,660)	(551,294)

These financial statements were approved and authorised for issue by the Management and signed on its behalf by:

4

HYORC CORPORATION. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTH ENDED MARCH 31	US Dollars

	Note	2026	2025
Revenue		-	150

Gross profit		-	150

EXPENSES
Administrative and other expenses		(84,660)	(23,215)

Total Expense		(84,660)	(23,215)

Net loss for the period		(84,660)	(23,065)

These financial statements were approved and authorised for issue by the Management and signed on its behalf by:

HYORC CORPORATION. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD ENDED MARCH 31,	US Dollars

	Common Stock	Addition paid in capital	Common Stock Subscribed	Accumulated deficit	Total
Balance at January 1, 2025	728,194	29,563,797	-	(8,216,241)	22,075,750
Shares issued for Services availed	2,746	24,717	-	-	27,463
Shares issued during the year	6,150	56,850	-	-	63,000
Common stock subscribed	-	-	105,941	-	105,941
Loss for the year	-	-	-	(551,294)	(551,294)
Balance at December 31, 2025	737,090	29,645,364	105,941	(8,767,535)	21,720,860

Balance at January 1, 2026	737,090	29,645,364	105,941	(8,767,535)	21,720,860
New Shares issued				-	-
Loss for the period	-	-	-	(84,660)	(84,660)

Balance at March 31, 2026	737,090	29,645,364	105,941	(8,852,195)	21,636,200

HYORC CORPORATION. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD ENDED MARCH 31,	US Dollars

	Note	2026	2025
Cash flows from operating activities
Loss for the year		(84,660)	(23,065)

Movements in working capital:
Subscription money Advance		199,979	63,349
Advance and other payables		-	500
Net cash provided by operating activities		115,319	40,784

Net increase in cash and cash equivalents		115,319	40,784
Cash and cash equivalents at January 1,		19,417	176,015

Cash and cash equivalents at March 31,		134,736	216,799

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

Start Lda contributing land, permits, and local infrastructure support. The JV Company will be responsible for generating and distributing profits equally between the parties.

As of March 31, 2026, no capital contributions or operational activities have commenced. Accordingly, no transactions related to this arrangement have been recognized in the Company’s consolidated financial statements for the quarter ended March 31, 2026.

The Company has evaluated this arrangement and determined that, as of March 31, 2026, no consolidation or equity method accounting is required, as no controlling financial interest or investment exists as of the reporting date.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss presented in the financial statements for the period ended March 31, 2026 and 2025.

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

Customer Concentration Risk

For the quarter ended March 31, 2026, no sales recorded and for the year ended December 31, 2025 the entire sales pertained to only two customer. The Company’s reliance on major customers presents a concentration risk. Loss of this customer or a significant reduction in their order could have a material adverse effect on the Company’s financial performance for the period ended 2025. The company does not have any regular business operations in the current period and no regular customers and hence there is no credit risk for the current period 31 March 2026.

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

The credit loss (allowance for bad debt) recognized was $0 and $0 within general and administrative expenses for the quarter ended March 31, 2026 and 2025, respectively.

Property, Plant and Equipment, Net

Property, plant and equipment consist of the following:

	2026	2025
Plant and Equipment-net	2,320,000	2,320,000

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

Revenue from service arrangements is recognized over time, as the customer simultaneously receives and consumes the benefits of the services as they are performed. The Company measures progress using an output-based method, typically based on hours worked or services provided, which faithfully depicts the transfer of services to the customer. For the quarter ended March 31, 2026, the Company recognized revenue from technical and engineering services of $0 related to these arrangements.

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

Commission revenue is recognized at a point in time when the Company satisfies its performance obligation of facilitating the transaction, which occurs when the underlying sale is arranged and the Company has completed its role in the transaction. For the quarter ended March 31, 2026, the Company recognized commission revenue of $0 related to these arrangements.

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

During the year ended December 31, 2025, the Company lodged a refund claim of $80,000 with a supplier for parts that did not conform to specified requirements. The amount has been recorded as a reduction in the carrying value of the related non-current assets. As of March 31, 2026, the net carrying value of other non-current assets was $2,320,000.

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

The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the applicable reporting units include, but are not limited to, changes in macroeconomic conditions, industry and market considerations, cost factors, discount rates, competitive environments and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required. The Company also has the option to proceed directly to the quantitative test. Under the quantitative impairment test, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the carrying value of the reporting unit including goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized, up to a maximum amount of goodwill allocated to that reporting unit. Management can resume the qualitative assessment in any subsequent period for any reporting unit.

For the periods ended March 31, 2026 and 2025, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative impairment test was not required, and no impairment was recognized during the year ended March 31, 2026 and 2025.

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

The issued and outstanding common shares of SRE through the acquisition date was 1,000,000 and the exchange ratio established in the agreement was 655.36, thereby resulting in the pro-rated weighted average number of common shares outstanding for the purposes of computing EPS to be 382,301,649. Weighted average common shares of Hyorc outstanding from acquisition through December 31, 2024 was 303,414,008. This resulted in the weighted-average total number of common shares for computing EPS to be 685,715,657 for the year ended December 31,2024.

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

The patents have an indefinite useful life because it is expected to contribute to cash flows indefinitely and the associated costs of renewal are not significant. The patents are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired in accordance with ASC 350-30-35-18. For December 2025 and 2024, management performed a qualitative impairment assessment, of which there were no indications that it was more likely than not that the fair value of the patents were less than their respective carrying values. As such, a quantitative test was not required, and no impairment was recognized during the quarter ended March 31, 2026 and 2025 respectively.

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

Note 2. GOING CONCERN

The Company has a net loss of $84,660 for the period ended March 31, 2026 and an accumulated deficit of $8,852,195 as of March 31, 2026.

SRE is the operator of the 2MW geothermal power plant in Biliran Philippines and is entitled to 60% of the operating profits from the project for the lifetime of the project which is expected to be 25 years.

Biliran Geothermal Project (2MW) – Operational Status as of March 31, 2026

As of March 31, 2026, the 2MW geothermal power plant in Biliran remained offline and non-operational due to infrastructure damage. The project began experiencing persistent grid instability in April 2024, resulting in over 250 grid trips that caused progressive stress and wear to critical equipment. On October 05, 2024, the plant was taken offline following a technical inspection that revealed accumulated damage to key systems, making continued operation unsafe. Shortly after this shutdown, Typhoon Kristine-Trami struck the region and caused additional physical damage to the facility. Despite the existence of an insurance policy intended to cover such events, we have not received confirmation that a claim has been activated, and we have not received cooperation from the project counterparties responsible for managing the insurance process.

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

The results of HyOrc have been included in the consolidated financial statements since the acquisition date.

Note 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31, 2026	December 31, 2025
Plant and equipment, net	$2,320,000	$2,320,000

Depreciation expense for the three months ended March 31, 2026 and 2025 was $0.

The Company’s historical unproved property interests related to consideration paid in March 2017 for an oil well working interest near Ganado, Texas, originally acquired by Symba America Oil & Gas, which subsequently changed its name to SRE Power, Inc. in 2022.

Following the cessation of oil extraction activities, management performed a qualitative impairment assessment in accordance with ASC 360-10-35 and determined that the fair value of the unproved property interests was negligible. Accordingly, the carrying value of these properties was fully impaired in prior periods.

During the year ended December 31, 2025, the underlying property interest was disposed of for proceeds of $10,518, which was recognized within other income in the consolidated statement of operations.

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

Although the results of legal proceedings and claims cannot be predicted with certainty, the Company is not currently a party to any legal proceedings, which would, individually or in the aggregate, have a material adverse effect on its results of operations, cash flows, or financial position except for matters disclosed elsewhere in these financial statements, including the Biliran dispute and arbitration proceedings related to Joule Energy GmbH.

Note 6. INCOME TAXES

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to net operating loss carry forwards. For the quarter ended March 31, 2026, and 2025, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company.

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

Note 7: ACCOUNTS RECEIVABLES (NET)

As of March 31, 2026, the Company had certain receivables recorded from a counterparty. However, based on external confirmation received from the counterparty, they indicated a position that amounts were payable by the Company. Management evaluated this discrepancy and determined, based on its accounting records and supporting documentation, that no shipments occurred during 2024 or 2025 that would give rise to additional charges, and all invoices received from this supplier had been fully settled. In the absence of any supporting invoices or documentation substantiating the counterparty’s claim, no liability has been recognized in the books as of March 31, 2026. Further, the Company has recorded a full allowance for expected credit losses against the receivables from this counterparty, reflecting uncertainty regarding their collectibility. Additionally, based on management’s assessment of the facts and circumstances, including the lack of supporting evidence and the Company’s contractual position, the likelihood of any obligation arising is considered remote. Accordingly, no contingent liability has been recognized or disclosed in accordance with ASC 450.

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

The Company accounts for share-based payments to non-employees in accordance with ASC 718, which requires measurement at grant date fair value and recognition of expense as the related goods or services are received. The details of stock issued are as follows:

Name of the person	No. of common shares issued	Price at which share is issued	Common stock ($)	Additional paid-in capital ($)
Guy Russell	200 000	0.01	200	1,800
Gerald Anozia	25 000	0.01	25	225
Neelan Samaratunga	25 000	0.01	25	225
Neelan Samaratunga	38 462	0.01	38	347
Nancy White	76 924	0.01	77	692
James McNaught-Davis	595 238	0.01	595	5,357
Shinichi Hirano	595 238	0.01	595	5,357
Manoharan Sundaralingam	595 238	0.01	595	5,357
K. Reginald Fubara	595 238	0.01	595	5,357
Total	2,746,338		2,745	24,717

NOTE 9: COMMON STOCK SUBSCRIBED

As of December 31, 2025, the Company had entered into subscription agreements and share issuance arrangements relating to 13,900,000 shares of common stock for aggregate consideration of $ 168,000. While these shares were subscribed and recorded within stockholders’ equity as of the balance sheet date, the formal issuance of certificates is occurring in phases. The Company had issued 6,150,000 shares as of December 31, 2025.

Subsequent to year-end and through March 27, 2026, the Company issued an additional 7,500,000 shares of the subscribed common stock. The remaining 250,000 subscribed shares are expected to be issued following the filing of this Quarterly Report on Form 10-Q, subject to final administrative processing.

In addition, on January 16, 2026, the Company entered into a subscription agreement for the purchase of 125,000 shares of common stock at a purchase price of $0.08 per share, for total consideration of $10,000. These shares had not yet been issued as of March 31, 2026 and are expected to be issued following the filing of this Quarterly Report on Form 10-Q.

These subsequent issuances do not result in a retroactive adjustment to the shares outstanding as of March 31, 2026, but are disclosed to reflect changes in the Company’s capital structure subsequent to the reporting date.

NOTE 10: SUBSEQUENT EVENTS

Subsequent to March 31, 2026, the Company entered into a definitive agreement with On Energy and its affiliated entities relating to the development of a waste-to-methanol project in Bulgaria. The project is intended to utilize pre-processed municipal waste in the form of refuse-derived fuel (“RDF”) as feedstock and is designed to process approximately 56,000 tonnes of RDF annually.

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

In addition to above the company has formed a Joint venture company named HYORC START GREEN FUELS, LDA, with Start LDA a Portugal based company for production of Green methanol (Waste to Methanol strategy) on 15th September 2025. The company expects to produce 8 tonnes/day and 2800 tonnes/ year of methanol in this JV. For this methanol the company has identified potential customer Prio Bid Lda, Portugal largest biodiesel producer with whom MOU has been signed on February 25th, 2026.

The company has entered into another Memorandum of Understanding with GB Railfreight Limited on February 16th 2026, for sale of HyOrc locomotives which can operate using Natural gas, Bio fuel and LPG. As per MOU in Q1 and Q2 of 2026 the company should complete the technical design, the company is in the midst of Technical design process.

Management has evaluated subsequent events through May 7, 2026, the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

HyOrc Corporation is a development-stage energy technology company focused on the commercialization of proprietary waste-to-fuel and clean power generation systems. The Company’s core technologies include refuse-derived fuel (RDF) gasification for methanol production and externally fired engine systems for distributed power generation.

During the three months ended March 31, 2026, the Company continued its transition from legacy geothermal operations toward the development and deployment of its waste-to-methanol and clean energy platform. This transition reflects a strategic repositioning toward scalable industrial projects supported by project-level financing and strategic partnerships.

At present, the Company’s activities are primarily focused on advancing project development, securing capital, and validating its technology platform. Accordingly, revenue generation remains limited and is expected to increase upon successful execution and commissioning of planned projects.

Key Developments

Technology Validation – Waste-to-Methanol

Subsequent to the reporting period, the Company achieved independent validation of its RDF-to-methanol process at its R&D facility in India. The validation confirmed full process functionality, including feedstock preparation, gasification, syngas cleaning, methanol synthesis, and product recovery, with no material non-conformities identified.

This milestone materially reduces technical risk and supports the Company’s transition toward commercial deployment.

Portugal – Porto Project

The Company continued advancing its planned waste-to-methanol facility in Porto, Portugal, which is intended to serve as its first commercial-scale deployment of its technology platform. During the period, the Company progressed engineering planning, funding strategy development, and regulatory positioning in preparation for project execution.

Subsequent to the reporting period, the Company further advanced the project through the progression of its partnership structure and the submission of an application under the European Union’s Strategic Technologies for Europe Platform (“STEP”) program, targeting grant funding to support development and deployment.

These developments represent meaningful progress toward commercialization of the Company’s waste-to-methanol platform, although no capital contributions had been made as of March 31, 2026.

European Pipeline – Bulgaria

The Company is advancing its integrated waste-to-methanol project in Bulgaria in partnership with On Energy and related entities. Based on preliminary engineering and regulatory positioning, the project is considered to be at an advanced development stage and is progressing toward potential construction and implementation, subject to funding and final approvals. The Company is participating in funding initiatives aligned with EU decarbonization programs, including the Innovation Fund.

This project supports expansion of the Company’s European pipeline and long-term deployment strategy.

Capital Strategy

The Company continues to prioritize capital formation through a combination of equity financing, strategic partnerships, and non-dilutive funding sources, including grant programs aligned with its project development strategy.

Results of Operations

Revenue

Revenue for the three months ended March 31, 2026 remained minimal, reflecting the Company’s focus on development activities rather than operating projects. In the prior year period, revenue was derived from engineering and technical services, which were not a focus during the current quarter.

Operating Expenses

Operating expenses consisted primarily of general and administrative costs, including professional fees, contractor expenses, and public company compliance costs. The Company continues to maintain a disciplined cost structure while advancing its development activities.

Net Loss

The Company reported a net loss of approximately $84,660 for the period, consistent with its development-stage profile and limited revenue base.

Liquidity and Capital Resources

Cash Position

Cash and cash equivalents totaled approximately $134,736 as of March 31, 2026, compared to $19,417 at December 31, 2025. The increase reflects capital contributions received during the quarter.

Cash Flows

Operating cash outflows reflect ongoing expenses and working capital needs. Financing inflows were derived from investor contributions.

Net cash provided during the period was primarily attributable to subscription money advances received from investors, partially offset by operating expenses incurred during the quarter.

Capital Requirements

The Company will require additional capital to support operations and execute its project strategy. Management is actively pursuing equity financing, project-level funding, and grant programs.

Balance Sheet Discussion

Intangible Assets and Goodwill

The Company’s asset base includes goodwill and intellectual property. Management has determined that no impairment indicators were present during the period. The value of these assets is dependent on successful commercialization.

Accounts Receivable

Certain receivables remain subject to collection uncertainty. Management has recorded appropriate allowances and continues to monitor recoverability.

Going Concern

The Company continues to operate with limited revenue and ongoing losses. Its ability to continue as a going concern is dependent upon securing additional financing and successfully executing its development strategy. Management believes it can meet its obligations through capital raising and project advancement; however, no assurance can be given.

Outlook

The Company remains focused on:

●	advancing the Porto project
●	progressing the Bulgaria development
●	securing grant and project financing
●	continuing technology validation and deployment

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks in the normal course of its business, including interest rate risk, foreign currency risk, and credit risk. Due to the Company’s current stage of development and limited operational activity, its exposure to market risk remains relatively limited.

Interest Rate Risk

As of March 31, 2026, the Company does not have any outstanding debt instruments subject to variable interest rates. Accordingly, the Company does not currently have material exposure to interest rate fluctuations. Future project-level financing arrangements may introduce exposure to interest rate risk, which the Company will evaluate and manage as such financing is secured.

Foreign Currency Risk

The Company’s operations and planned project developments involve multiple jurisdictions, including Europe and India. As a result, the Company may be exposed to foreign currency exchange rate fluctuations in future periods.

As of March 31, 2026, substantially all reported amounts are denominated in U.S. dollars, and foreign currency exposure is not considered material. However, as the Company advances its international projects, including its planned facility in Portugal and development activities in Bulgaria, exposure to currency fluctuations may increase.

Credit Risk

The Company maintains cash balances with financial institutions and may be exposed to credit risk in the event of default by such institutions. The Company mitigates this risk by maintaining its cash with reputable financial institutions.

The Company also has accounts receivable balances that are subject to collection risk. Management has evaluated these balances and recorded allowances for expected credit losses where appropriate.

Liquidity Risk

The Company’s primary liquidity risk arises from its need to secure additional financing to support operations and project development. As a development-stage entity, the Company is dependent on capital raising activities and project-level financing to fund its operations and execute its business strategy.

Commodity and Market Risk

The Company’s future operations are expected to be influenced by market prices for methanol, energy, and related commodities. While the Company is not currently exposed to commodity price fluctuations due to limited operations, future revenues from its waste-to-methanol and energy projects will depend on prevailing market conditions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As of March 31, 2026, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives. Due to inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.

Management’s Responsibility

Management is responsible for establishing and maintaining adequate internal control over financial reporting and disclosure controls and procedures. The Company continues to evaluate and enhance its internal control environment as it expands its operations and progresses toward commercial deployment of its projects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in certain legal proceedings arising in the ordinary course of its business, as described below.

The Company cannot predict the outcome of these matters. However, based on information currently available, the Company does not believe that these proceedings will have a material adverse effect beyond amounts already reflected or disclosed in its financial statements.

LCIA Arbitration – Joule Energy and Related Parties

On April 20, 2026, the Company’s wholly owned subsidiary, SRE Power Inc., commenced arbitration proceedings under the rules of the London Court of International Arbitration (“LCIA”) against Joule Energie GmbH, Joule Enerji, and Kontrolmatik Teknoloji Enerji ve Mühendislik A.Ş.

The arbitration arises out of a service agreement dated August 18, 2025 and relates to disputes concerning project management, personnel mobilization, and associated contractual obligations. The arbitration is seated in London, England and is governed by the laws of England and Wales.

The Company is seeking relief in connection with amounts owed and other contractual matters. As of the date of this report, the arbitration is in its initial stages, and no determinations have been made.

Biliran Geothermal Project – Philippines (BGI Matter)

The Company is involved in an ongoing dispute related to its geothermal project in Biliran, Philippines, operated through its subsidiary SRE Power Inc.

As previously disclosed, the project has been offline since October 2024 following infrastructure damage and operational issues. The Company is engaged in discussions and pursuing legal and commercial remedies with counterparties in connection with project operations, insurance matters, and related obligations.

While the outcome of these matters cannot be predicted with certainty, the Company does not currently believe that any such proceedings, individually or in the aggregate, will have a material adverse effect on its financial position beyond amounts already reflected or disclosed in its financial statements.

ITEM 1A. RISK FACTORS

An investment in the Company’s securities involves a high degree of risk. In addition to the other information contained in this report, investors should carefully consider the following risk factors, as well as those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The occurrence of any of the following risks could materially adversely affect the Company’s business, financial condition, results of operations, and prospects.

The Company is a development-stage entity with limited revenue and a history of operating losses.

The Company has generated minimal revenue in recent periods and has incurred operating losses. For the three months ended March 31, 2026, the Company reported a net loss of approximately $84,660.

The Company’s ability to achieve profitability is dependent on its ability to successfully develop, finance, and deploy its projects, including its waste-to-methanol and energy generation initiatives. There can be no assurance that the Company will generate significant revenues or achieve profitability in the near term.

The Company requires additional capital to fund its operations and project development activities.

The Company is dependent on external financing to support its operations and execute its business strategy. Its ability to continue as a going concern is contingent upon its ability to secure additional funding, including equity financing, project-level financing, and grant funding.

Failure to obtain sufficient funding on acceptable terms could delay or prevent the Company from advancing its projects and achieving commercialization.

The Company’s business strategy depends on the successful development and execution of large-scale projects.

The Company’s growth strategy is centered on the development of waste-to-methanol and clean energy projects, including its planned facility in Portugal and development initiatives in Europe.

These projects require significant capital investment, regulatory approvals, engineering execution, and operational expertise. Delays, cost overruns, or failure to successfully execute these projects could materially adversely affect the Company’s business.

The Company’s technologies are subject to validation, scaling, and commercialization risks.

Although the Company has achieved successful pilot-level validation of its waste-to-methanol process, the transition from pilot-scale validation to full commercial deployment involves significant technical and operational risks.

There can be no assurance that the Company’s technologies will perform as expected at commercial scale or that they will be adopted by customers or partners.

The Company is exposed to risks associated with international operations.

The Company’s operations and planned projects span multiple jurisdictions, including Europe and Asia. As a result, it is subject to risks associated with international business operations, including:

●	regulatory and permitting requirements
●	political and economic conditions
●	foreign currency fluctuations
●	supply chain and logistics challenges

These risks may impact project timelines, costs, and overall execution.

The Company is subject to risks related to legal proceedings and disputes.

The Company is involved in legal proceedings, including arbitration and disputes with counterparties related to project activities.

These matters may result in significant costs, management distraction, and potential adverse outcomes. While the Company is actively pursuing its legal rights, there can be no assurance as to the outcome of such proceedings or their impact on the Company’s business.

The Company has concentration risk related to key projects and partners.

The Company’s current strategy is focused on a limited number of key projects and strategic partnerships. The success of the Company is therefore dependent on the advancement and execution of these projects.

The loss, delay, or failure of any key project or partner relationship could have a material adverse effect on the Company’s business.

The Company’s intellectual property may not provide sufficient protection.

The Company’s business depends in part on its proprietary technologies and intellectual property, including patents related to its energy systems.

There can be no assurance that the Company’s intellectual property rights will provide meaningful protection against competitors, or that the Company will not face challenges to its intellectual property.

The Company’s common stock is traded on the OTCQB market and may be subject to volatility and limited liquidity.

The Company’s common stock is quoted on the OTCQB market, which is generally characterized by lower trading volumes and higher volatility compared to national securities exchanges.

These factors may result in significant price fluctuations and limited liquidity for investors.

Future issuance of equity securities may result in dilution.

The Company may issue additional shares of common stock or other securities in connection with capital raising activities, project financing, or strategic transactions.

Such issuances may result in dilution to existing shareholders and could adversely affect the market price of the Company’s common stock.

Forward-looking statements are subject to risks and uncertainties.

This report contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in such statements due to a variety of factors, including those described in this section.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2026, the Company received subscription proceeds totaling approximately $199,979, which were recorded as subscription money advances pending issuance of shares. No shares were issued during the quarter ended March 31, 2026.

Any future issuance of shares associated with these subscription proceeds is expected to be conducted in reliance upon exemptions from registration under the Securities Act of 1933, as amended, including Regulation S and/or Section 4(a)(2), as applicable.

Use of Proceeds

Proceeds received from investors during the period were used for general working capital purposes, including operating expenses, professional fees, and ongoing project development activities.

The Company intends to continue using available capital to support its strategic initiatives, including advancing its waste-to-methanol and clean energy projects, as well as pursuing financing and partnership opportunities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HyOrc Corporation

Date: May 7, 2026

By:	/s/ K. Reginald Fubara
K. Reginald Fubara,
Chief Executive Officer

