Form 10-Q
period 2026-06-30
HyOrc Corp
filed 2026-08-06
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2026 to June 30, 2026

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

☐ Yes ☒ No

As of the latest practicable date, the registrant had 758,010,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HYORC CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	53,912	19,417
Trade receivable, net	36,541	36,541
Total current assets	90,453	55,958
Plant and equipment	2,483,776	2,320,000
Patents	3,604,558	3,604,558
Goodwill	15,755,344	15,755,344
Investment in subsidiary	0	0
Total non-current assets	21,843,678	21,679,902
TOTAL ASSETS	21,934,131	21,735,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payable	95,711	15,000
Subscription money advance	55,000	0
Convertible notes payable, net of discount	108,092	0
Derivative liability	466,556	0
Total current liabilities	725,359	15,000
Total liabilities	725,359	15,000
Stockholders’ equity:
Common stock	740,035	737,090
Common stock issuable	17,975	0
Additional paid-in capital	29,886,727	29,645,364
Common stock subscribed	105,941	105,941
Accumulated deficit	(9,541,906)	(8,767,534)
Total stockholders’ equity	21,208,771	21,720,860
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	21,934,131	21,735,860

HYORC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Revenue	24,000	0	24,000	150
Gross profit	24,000	0	24,000	150
Other income	0	11,559	0	11,559
Total income	24,000	11,559	24,000	11,709
Administrative and other expenses	374,059	70,972	458,719	94,187
Interest expense	108,092	0	108,092	0
Loan Issuance Costs	11,030	0	11,030	0
(Gain) loss on change in fair value of derivative liability	(17,816)	0	(17,816)	0
Loss on issuance of convertible notes and commitment shares	238,347	0	238,347	0
Total expenses	713,712	70,972	798,372	94,187
Net loss for the period	(689,712)	(59,413)	(774,372)	(82,478)

HYORC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock	Common Stock Issuable	Additional Paid-in Capital	Common Stock Subscribed	Accumulated Deficit	Total
Balance at January 1, 2026	737,090	0	29,645,364	105,941	(8,767,535)	21,720,860
New shares issued (Q2 2026)	2,945	0	241,363	0	0	244,308
Common stock issuable (Q2 2026) - commitment shares, not yet issued	0	17,975	0	0	0	17,975
Loss for the period (Q2 2026)	0	0	0	0	(774,372)	(774,372)
Balance at June 30, 2026	740,035	17,975	29,886,727	105,941	(9,541,907)	21,208,771

HYORC CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	2026	2025
Net loss for the period	(774,372)	(82,478)
Amortization of debt discount (non-cash)	108,092	0
(Gain) loss on change in fair value of derivative liability (non-cash)	(17,816)	0
Loss on issuance of convertible notes and commitment shares (non-cash)	238,347	0
Lender legal and transaction costs (non-cash - withheld at closing)	11,030	0
Movements in working capital:
Subscription money advance	55,000	0
Trade payable	80,711	(160,167)
Trade receivable	0	(70)
Intercompany balances	0	0
Net cash provided by (used in) operating activities	(299,008)	(242,716)
Cash flows from investing activities
Investment in subsidiary	0	0
Purchase of plant and equipment	(163,776)	0
Net cash provided by (used in) investing activities	(163,776)	0
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of costs withheld [1]	252,970	0
Proceeds from issuance of common stock	244,308	113,350
Net cash provided by (used in) financing activities	497,278	113,350
Net increase (decrease) in cash and cash equivalents	34,495	(129,366)
Cash and cash equivalents at January 1,	19,417	176,016
Cash and cash equivalents at June 30,	53,912	46,650

HYORC CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Quarterly Period Ended June 30, 2026

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was initially organized in the name of Asia Properties, Inc. on April 6, 1998, as a Wyoming Corporation, seeking opportunities to invest in real estate. On April 3, 2019, the Company moved its jurisdiction from the State of Nevada to the State of Wyoming. The Company’s common stock is trading in the OTC Market under the symbol “ASPZ.”

On June 27, 2024, the Company acquired a Texas hydrogen technology company, SRE Power, Inc (“SRE”) for 655,374,258 newly issued ASPZ common stock. SRE is now 100% owned by ASPZ. ASPZ is now conducting the business of developing the HyOrc hydrogen engine technology and the other technologies owned by SRE. ASPZ filed for a name change with Wyoming in September 2024 and is currently doing business as HyOrc Corporation (“HyOrc” / “we” / “our” / “us”) (Refer to Principles of Consolidation below). As part of the transaction, ASPZ was renamed HyOrc Corporation. Following the merger, former SRE shareholders became the controlling shareholders of HyOrc.

●	Operational experience in power plant construction.

●	A platform to commercialize engine and clean fuel technologies.

●	A publicly traded vehicle to access capital markets.

Joint Venture Agreement

On September 15, 2025, the Company entered into a Joint Venture Agreement with Start Lda (a Portugal based company) for forming a joint venture company, HYORC START GREEN FUELS, LDA, with a 50-50 share in the joint venture company.

As per the agreement, the Company is to contribute the following:

●	One 35 TPD RDF gasifier unit (currently in factory, ready for deployment);

●	One methanol synthesis reactor to convert 25 TPD of syngas to methanol;

●	One HyOrc engine to utilize 10 TPD of syngas for onsite power generation;

●	Engineering, integration, commissioning, and technology management.

In addition to this, the Company will bring the patents which the Company acquired as part of the business combination which took place in 2024. This intellectual property will remain the property of the Company; there will be no share in this. Start Lda is contributing land, permits, and local infrastructure support. The JV Company will be responsible for generating and distributing profits equally between the parties.

During the quarter ended June 30, 2026, the Company continued to evaluate potential local partners to support the joint venture and broader Porto, Portugal project. Moreda Oils, a local Portuguese project partner, is providing site access and related project infrastructure in support of the Company’s waste-to-methanol platform.

As of June 30, 2026, no capital contributions to HYORC START GREEN FUELS, LDA and no operational activities of the joint venture company had commenced.

The Company has evaluated this arrangement and determined that, as of June 30, 2026, no consolidation or equity method accounting is required, as no controlling financial interest or investment exists as of the reporting date.

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

Further, at the closing, the then Board member of the Company, Debra Childers had tendered her resignation as the director and the officer of the Company and the then Board considered and deemed it advisable to the best interest of the Company to fill the vacancy in the Board by appointing Reginald Fubara, Shinichi Hirano and James McNaught-Davis as the members of the Company’s Board of Directors effective as of the closing.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the reported amounts of revenues and expenses for the periods covered and certain amounts disclosed in the notes to the financial statements. These estimates are based on information available through the date of the issuance of the financial statements and actual results could differ from those estimates. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

●	provisions for income taxes and related valuation allowances and tax uncertainties

●	business combinations and purchase price allocations

●	recoverability of long-lived assets and contract assets and their related estimated lives

●	evaluation of goodwill and intangible assets for impairment

●	accruals for estimated liabilities

●	credit loss on accounts receivable and other non-current assets

●	the fair value of derivative liabilities associated with the Company’s convertible notes payable, measured using a Black-Scholes model with significant unobservable (Level 3) inputs including expected volatility, remaining term, and risk-free rate (see Note 10)

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss presented in the financial statements for the periods ended June 30, 2026 and 2025.

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

The key measures of segment profit or loss reviewed by our CODM are revenue and operating costs. These metrics are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget

Cash and Cash Equivalents

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

Customer Concentration Risk

For the quarter ended June 30, 2026, the Company recognized commission revenue of $24,000 relating to sales of HyOrc technology and equipment facilitated by Vaigunth Enertek into the Indian market prior to the incorporation of HyOrc India Private Limited. The Company’s reliance on this and any other individual customer presents a concentration risk. Loss of a significant customer or a significant reduction in orders could have a material adverse effect on the Company’s financial performance.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other. The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. All transactions are recorded at arm’s length prices, reflecting the fair value of the goods or services exchanged.

Vaigunth Enertek is a related party of the Company: Manoharan Sundaralingam, the Company’s Chief Technology Officer, owns 50% of Vaigunth Enertek. Vaigunth Enertek serves as the Company’s principal research, engineering, and manufacturing facility in India, where the underlying technology and patent portfolio were developed, and also manufactures equipment on the Company’s behalf. Vaigunth Enertek facilitated sales of HyOrc technology and equipment into the Indian market on the Company’s behalf, generating commission income of $24,000 for the Company during the quarter (see Revenue Recognition above). Separately, the Company engaged Vaigunth Enertek to manufacture, on a turnkey basis, a processing unit for the Company’s planned Porto, Portugal facility, at a total cost of approximately $160,000, of which approximately $65,000 was paid during the quarter, leaving a remaining payable of approximately $95,000 as of June 30, 2026 (see Note 4). Management has represented that Vaigunth Enertek provides this manufacturing and engineering work at cost, without a profit margin, such that the arrangement is not priced favorably to Vaigunth Enertek because of the relationship; rather, the arrangement is favorable to the Company.

HyOrc India Private Limited is a newly established entity through which management has indicated future business in India will progressively be conducted, in place of the Company’s prior reliance on Vaigunth Enertek for this purpose (see Revenue Recognition above).

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is unlikely that the deferred tax assets will not be realized. The Company assesses its income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy will be to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. For the six months ended June 30, 2026 and 2025, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company.

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

Level	Description
Level 1	Quoted prices are available in active markets for identical assets or liabilities.

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

During the quarter ended June 30, 2026, the Company capitalized costs associated with the turnkey manufacture of a waste-to-methanol processing unit by Vaigunth Enertek, a related party. See Note 4 for further discussion.

	2026	2025
Plant and Equipment, net	2,483,776	2,320,000

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606 upon inception. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s); and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

PFBT Agreement with BGI

SRE and Biliran Geothermal, Inc. (BGI) entered into a 25-year Project Funding, Build and Transfer Agreement (PFBT Agreement) in June 2021 for a 50 MW geothermal facility at Sitio Pulang Yuta, Brgy. Cabibihan, Caibiran, Biliran Province, Philippines. Under this arrangement:

●	SRE finances, designs, constructs, installs and commissions the geothermal power plant in phases, beginning with a 2 MW module commissioned in September 2023.

●	SRE also finances and upgrades the existing 13.2 kV distribution lines of Biliran Electric Cooperative (Bileco) to evacuate energy to the national grid.

●	Upon final acceptance, SRE Power provides operation and maintenance (O&M) and technical support services over the 25-year term.

●	Revenue comprises fixed construction and commission fees, reimbursements for agreed costs, and a variable share of electricity generation proceeds, all invoiced monthly per the contractual formula.

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

For the six months ending June 30, 2026, the Company recognized revenue from technical and engineering services of $0 related to these arrangements.

Commission income

The Company facilitates the sale of HyOrc technology and equipment manufactured by Vaigunth Enertek to customers. In these arrangements, the Company does not control the underlying goods and does not have inventory risk or responsibility for fulfillment. Its sole obligation is to arrange for the sale between the manufacturer and the end customer. Accordingly, the Company acts as an agent in these transactions and recognizes revenue on a net basis, representing the commission earned. Commission revenue is recognized at a point in time when the Company satisfies its performance obligation of facilitating the transaction, which occurs when the underlying sale is arranged and the Company has completed its role in the transaction.

For the quarter ended June 30, 2026, the Company recognized commission revenue of $24,000 related to these arrangements.

Prior to the incorporation of HyOrc India Private Limited, Vaigunth Enertek sold HyOrc technology and equipment into the Indian market on the Company’s behalf, and the Company earned a commission on those sales under the arrangement described above. Now that HyOrc India Private Limited has been established, management has indicated that future business in India will progressively be conducted through that entity rather than through Vaigunth Enertek.

IPG Partnership

During the quarter ended June 30, 2026, the Company separately entered into a partnership arrangement with IPG, a UK-based flameless combustion technology company, pursuant to which the Company supplies a 1MW power unit to a customer of IPG and is entitled to a percentage of net revenues generated, together with a commitment to fund research and development related to integration of IPG’s flameless combustor technology. The partnership was structured as a contractual arrangement rather than a jointly owned entity. IPG was granted a 24-month exclusive right to stationary power generation applications in the United Kingdom, excluding locomotive and rail freight applications, contingent on successful technical integration. No revenue had been recognized under this arrangement as of June 30, 2026.

Other Non-Current Assets

Other non-current assets represent capitalized costs incurred for the construction of the geothermal plant, which is in progress, constructed and commissioned by SRE under the PFBT Agreement. As of June 30, 2026, the net carrying value of other non-current assets was $2,320,000, unchanged from December 31, 2025.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities represent dues or accruals to vendors against whom operating expenses are incurred, and amounts owed in connection with capitalized additions to property, plant and equipment. As of June 30, 2026, the Company’s Trade Payable balance of $95,711 primarily related to amounts owed to Vaigunth Enertek in connection with the turnkey manufacturing arrangement described in Note 4.

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

Goodwill

The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. No impairment was recognized during the six months ended June 30, 2026 and 2025.

Earnings (Loss) per Common Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. The Company presents basic and diluted net earnings or loss per share. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive.

The Company’s convertible note payable (see Note 10) was excluded from the computation of diluted loss per share for the six months ended June 30, 2026, as its effect would be antidilutive. on the Company’s weighted-average share basis as of March 31, 2026 (737,089,956 shares, consistent with the unchanged Common Stock balance reported in the Q1 2026 Form 10-Q) and the confirmed Q2 2026 issuance dates (2,445,000 shares on May 13, 2026 and 500,000 shares on June 24, 2026), the weighted-average number of shares outstanding was approximately 738,445,505 for the three months ended June 30, 2026 and approximately 737,770,095 for the six months ended June 30, 2026, resulting in basic and diluted loss per share of $(0.00) for each period (net loss of $689,712 for the three months ended June 30, 2026 and $774,372 for the six months ended June 30, 2026)

Intangible Assets

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

Accordingly, the Company issued 32,768,712 common shares of SRE as the consideration for the acquisition of the patents which represented 5% of the shares acquired by the owners of SRE through the reverse acquisition with the Company at a value of $0.11 per common share resulting in a total consideration of $3,604,588.

The patents have an indefinite useful life because it is expected to contribute to cash flows indefinitely and the associated costs of renewal are not significant. The patents are tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired in accordance with ASC 350-30-35-18.

In connection with the reverse acquisition, the Company identified intangible assets, which are solely customer relationships.

For the periods ended June 30, 2026 and 2025, no impairment was recognized.

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

Recent Accounting Pronouncements

The Company has evaluated the recently issued and adopted accounting pronouncements disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and there have been no material changes to the Company’s evaluation of such pronouncements during the six months ended June 30, 2026.

Recently Issued Standards Not Yet Adopted

The Company has evaluated the recently issued accounting pronouncements not yet adopted as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and there have been no material changes to the Company’s evaluation of those pronouncements during the six months ended June 30, 2026.

ASU 2026-01 — Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, providing authoritative guidance on how an issuer should initially measure paid-in-kind (PIK) dividends on equity-classified preferred stock. The amendments require that PIK dividends on equity-classified preferred stock be initially measured based on the PIK dividend rate stated in the preferred stock agreement. The ASU was issued in response to stakeholder concerns that U.S. GAAP previously lacked explicit guidance on this measurement. The guidance is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company does not currently have equity-classified preferred stock outstanding and does not expect the adoption of ASU 2026-01 to have a material impact on its consolidated financial statements.

ASU 2026-02 — Environmental Credits and Environmental Credit Obligations

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), providing recognition, measurement, presentation, and disclosure requirements for entities that generate, purchase, or receive environmental credits, or that have a regulatory compliance obligation that may be settled with environmental credits. This is the first formal U.S. GAAP guidance addressing environmental credits. The guidance is effective for public business entities in annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2026-02 on its consolidated financial statements.

Note 2. GOING CONCERN

The Company has a net loss of approximately $774,372 for the six months ended June 30, 2026 and an accumulated deficit of approximately $9,541,906 as of June 30, 2026.

SRE is the operator of the 2MW geothermal power plant in Biliran, Philippines and is entitled to 60% of the operating profits from the project for the lifetime of the project, which is expected to be 25 years.

Biliran Geothermal Project (2MW) – Operational Status as of June 30, 2026

As of June 30, 2026, the 2MW geothermal power plant in Biliran remained offline and non-operational due to infrastructure damage. The project began experiencing persistent grid instability in April 2024, resulting in over 250 grid trips that caused progressive stress and wear to critical equipment. On October 5, 2024, the plant was taken offline. Despite the existence of an insurance policy intended to cover such events, the Company has not received confirmation that a claim has been activated.

The Company continues to engage stakeholders and explore legal and commercial remedies to protect its position, recover losses, and restore the project’s operational viability.

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

During the quarter ended June 30, 2026, the Company entered into a $135,000 convertible note financing arrangement with Monroe Street Capital Partners LP and Lambda Ventures LLC (see Note 10), entered into a new partnership arrangement with IPG in the United Kingdom, and recognized commission revenue of $24,000 for the period relating to sales facilitated by Vaigunth Enertek into the Indian market. Management believes these developments represent progress toward its capital formation and revenue generation objectives.

While uncertainties remain with respect to the timing of insurance recovery and revenue realization, management is reasonably certain in the Company’s ability to meet its operational and financial obligations over the next twelve months through a combination of funding, asset deployment, and resolution of existing claims, but it cannot provide assurances that it will be successful in doing so.

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

The following table summarizes the preliminary purchase price allocation of HyOrc:

Amount
Customer relationship - Intangibles	$932,088
Goodwill	$15,755,344
Purchase price consideration effectively transferred	$16,687,432

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

The fair value of net assets of SRE as on the acquisition date is as follows:

Amount
Other intangible assets	$150,000,000
Cash and cash equivalents	$347,058
Accounts payable and accrued liabilities	$160,169
Fair value of net assets	$150,186,889
Number of SRE shares outstanding on the acquisition date	1,000,000 shares
Fair Value per share on the acquisition date	$150.19 per share

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

The results of HyOrc have been included in the consolidated financial statements since the acquisition date.

Note 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30, 2026	December 31, 2025
Construction in progress – Biliran geothermal plant (BGI / PFBT Agreement, see Note 1)	$2,320,000	$2,320,000
Construction in progress – waste-to-methanol processing unit (Vaigunth Enertek, see below)	$160,000	$0
Office computer equipment	$3,776	$0
Total property, plant and equipment, net	$2,483,776	$2,320,000

The $2,320,000 construction-in-progress balance relates to capitalized costs incurred for the construction of the Biliran geothermal plant, constructed and commissioned by SRE under the PFBT Agreement with BGI (see Note 1), and is unchanged from December 31, 2025.

During the quarter ended June 30, 2026, the Company capitalized costs associated with the turnkey manufacture of a waste-to-methanol processing unit by Vaigunth Enertek, a related party (see Note 1 and below), together with a computer purchase of approximately $3,776. These additions increased the net carrying value of plant and equipment by approximately $163,776 during the period.

The $2,320,000 Biliran construction-in-progress balance has not been placed into commercial service and remains offline as described in Note 2, and accordingly, management’s view is that depreciation has not yet commenced on this asset. As the Company’s Porto facility and related equipment approach commissioning, management should separately reassess whether any individual assets have been placed into service and depreciation should commence.

Depreciation on the Company’s office laptop computer is recorded using an estimated useful life of three years, with the annual depreciation charge recorded on an annual basis rather than accrued within interim periods; accordingly, no depreciation expense relating to this asset was recorded for the six months ended June 30, 2026.

Turnkey Manufacture of Waste-to-Methanol Processing Unit

The waste-to-methanol processing unit is being manufactured on a turnkey basis by Vaigunth Enertek, a related party (see Note 1), at a cost of approximately $160,000, which is capitalized within plant and equipment (see above). As of June 30, 2026, approximately $95,000 remained payable to Vaigunth Enertek in connection with this arrangement. Consistent with ASC 360, Property, Plant and Equipment, costs directly attributable to the construction of an asset for the Company’s own use are capitalized as construction in progress, with depreciation to commence once the asset is placed into commercial service.

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

During the quarter ending June 30, 2026, the arbitration formally commenced, and the Company paid arbitration deposits. The proceedings are underway, and the first procedural hearing has taken place. The Company continues to seek recovery of approximately €50,000 owed to SRE Power, along with review of potential additional recoverable damages, interest, and costs. As of the date of this report, no determinations have been made.

Biliran Geothermal Project – Philippines (BGI Matter)

The Company is involved in an ongoing dispute related to its geothermal project in Biliran, Philippines, operated through its subsidiary SRE Power Inc. As previously disclosed, the project has been offline since October 2024 following infrastructure damage and operational issues.

The Biliran/BGI matter remains active and continues to progress toward arbitration and related proceedings (see Note 2).

While the outcome of these matters cannot be predicted with certainty, the Company does not currently believe that any such proceedings, individually or in aggregate, will have a material adverse effect on its financial position beyond amounts already reflected or disclosed in its financial statements.

Note 6. INCOME TAXES

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to net operating loss carry forwards. For the six months ended June 30, 2026 and 2025, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company is not presently subject to any income tax audit in any taxing jurisdiction.

Note 7. ACCOUNTS RECEIVABLES (NET)

As of June 30, 2026, the Company had certain receivables recorded from a counterparty. However, based on external confirmation previously received from the counterparty, they indicated a position that amounts were payable by the Company. Management evaluated this discrepancy and determined, based on its accounting records and supporting documentation, that no shipments occurred during 2024 or 2025 that would give rise to additional charges, and all invoices received from this supplier had been fully settled. In the absence of any supporting invoices or documentation substantiating the counterparty’s claim, no liability has been recognized in the books as of June 30, 2026. Further, the Company has recorded a full allowance for expected credit losses against the receivables from this counterparty, reflecting uncertainty regarding their collectability. Accordingly, no contingent liability has been recognized or disclosed in accordance with ASC 450.

Note 8. COMMON STOCK

On May 13, 2025, the Company issued 2,746,338 shares of its common stock to certain directors and consultants as consideration for management and consultancy services rendered to the Company. These awards were classified as equity-settled share-based payments in accordance with ASC 718, Compensation—Stock Compensation. The grant date fair value of the shares was measured based on the closing market price of the Company’s common stock and was determined to be $27,463, which was recognized in full as stock-based compensation expense for the year ended December 31, 2025.

During the quarter ended June 30, 2026, the Company issued 2,820,000 shares of its common stock to certain directors and a consultant as consideration for services rendered to the Company. Consistent with the Company’s policy described above, these awards were classified as equity-settled share-based payments in accordance with ASC 718, and were measured at grant date fair value based on the closing market price of the Company’s common stock, as Level 1 inputs. As the services were rendered and no future service or performance conditions were associated with the awards, the entire grant date fair value of $234,319 was recognized as stock-based compensation expense upon issuance, and is included within general and administrative expenses in the accompanying consolidated statements of operations.

Shinichi Hirano’s shares were compensation for prior board service, consistent with the other director awards described above.

Holder	Shares Issued	Price Per Share	Common Stock Value	Additional Paid-In Capital
Lisa Carter	320,000	$0.0844	$320	$26,688
James McNaught-Davis	400,000	$0.0844	$400	$33,360
Richard Oblath	400,000	$0.0844	$400	$33,360
Manoharan Sundaralingam	400,000	$0.0844	$400	$33,360
Shinichi Hirano	400,000	$0.0844	$400	$33,360
K. Reginald Fubara	400,000	$0.0844	$400	$33,360
Stonegate Capital Partners, Inc.	500,000	$0.0770	$500	$38,000
Total	2,820,000		$2,820	$231,488

The remaining 125,000 shares issued during the quarter ended June 30, 2026 relate to the formalization of a previously-funded subscription agreement with George Christodoulou and are discussed in Note 9.

Note 9. COMMON STOCK SUBSCRIBED

On January 16, 2026, the Company entered into a subscription agreement for the purchase of 125,000 shares of common stock at a purchase price of $0.08 per share, for total consideration of $10,000. These shares had not yet been issued as of March 31, 2026 and are expected to be issued following the filing of this Quarterly Report on Form 10-Q.

On May 13, 2026, the Company issued the 125,000 shares of common stock subscribed by George Christodoulou pursuant to the January 16, 2026 subscription agreement described above, at the previously agreed price of $0.08 per share. Upon issuance, the Company reclassified the related amount previously recorded within Subscription Money Advance to Common Stock and Additional Paid-in Capital.

Reserved Shares – Convertible Note Financing

In connection with the $135,000 convertible note financing entered into with Monroe Street Capital Partners LP and Lambda Ventures LLC during the quarter ended June 30, 2026 (see Note 10), the Company’s transfer agent reserved 4,000,000 shares of common stock in an account held for the benefit of each of Monroe Street Capital Partners LP and Lambda Ventures LLC (8,000,000 shares in aggregate), dated May 12, 2026. These shares are reserved in connection with potential future conversion of the note and are not reflected as issued and outstanding shares as of June 30, 2026.

Management has confirmed that the commitment shares associated with the Monroe Street Capital Partners LP / Lambda Ventures LLC financing described above have not been issued, are currently held in reserved accounts only, and were not outstanding during the quarter ended June 30, 2026. Accordingly, these shares are properly excluded from the Company’s outstanding share count for the period.)

Separately, the Company’s stock records reflect 5,000,000 shares reserved in an account held for the benefit of GS Capital Partners LLC, dated March 17, 2026, in connection with a subscription of $134,990 received by the Company on March 13, 2026. These shares are similarly not reflected as issued and outstanding as of June 30, 2026.

Note 10. CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2026, the Company issued three unsecured convertible promissory notes to unrelated lenders in the aggregate principal amount of $285,000, including aggregate original issue discount of $21,000, for net cash proceeds of $252,970 after lender legal and transaction costs of $11,030.

March 2026 note. On March 13, 2026, the Company issued a note in the principal amount of $150,000, maturing September 13, 2026. The note bears interest at 12% per annum (20% upon default) and becomes convertible into common stock upon an event of default at a conversion price equal to 77% of the lowest traded price of the common stock during the 15 trading days preceding conversion.

May 2026 notes. On May 9, 2026, the Company issued two notes in the principal amount of $67,500 each, maturing May 9, 2027. Each note carries a one-time interest charge of 12% of principal ($16,200 in the aggregate), which was accrued in full at issuance, and becomes convertible beginning November 9, 2026 at the same conversion formula described above.

The notes may be prepaid during the first 180 days at 110% of the outstanding balance. Upon an event of default, 150% of the outstanding balance becomes immediately due. Conversion is limited so that a holder may not beneficially own more than 4.99% of the outstanding common stock. The notes contain covenants restricting, among other things, certain additional borrowings and asset sales without holder consent, and cross-default provisions.

Embedded derivatives. Because the conversion price varies with the market price of the common stock, the conversion features are not considered indexed to the Company’s own stock and were bifurcated and recorded as derivative liabilities at fair value. At issuance, the fair value of the derivatives ($484,372 in the aggregate) exceeded the note proceeds; proceeds were allocated to the derivatives up to the amount of proceeds, resulting in debt discounts equal to the face amounts of the notes, and the excess of $220,372 was recognized as a loss on issuance of derivatives. Lender costs of $11,030 were expensed. The discounts are amortized to interest expense over the terms of the notes.

Shares issued and issuable. In connection with the March 2026 note, the Company issued 250,000 shares of common stock held as collateral, which are returnable and will be cancelled upon repayment of the note absent a default. The May 2026 notes require the issuance of 125,000 commitment shares to each holder, cancellable if the related note is fully satisfied within six months of issuance; the Company recorded the obligation at its commitment-date fair value of $17,975 as common stock issuable and a loss on issuance. The shares were issued in August 2026, subsequent to the quarter end. All such shares are excluded from basic earnings per share while returnable or cancellable.

The following amounts are included in the balance sheets:

	June 30, 2026	December 31, 2025
Convertible notes payable — principal	$285,000	$0
Less: unamortized debt discount	$(176,908)	$0
Convertible notes payable, net (current)	$108,092	$0
Accrued interest payable	$21,575	$0
Derivative liabilities (current)	$466,556	$0
Common stock issuable	$17,975	$0

For the six months ended June 30, 2026, the Company recognized interest expense of $21,575 on the notes and amortization of debt discount of $108,092 (three months ended June 30, 2026: $20,688 and $93,418, respectively).

Fair Value Measurement

The derivative liabilities are measured at fair value on a recurring basis using a Black-Scholes valuation model and are classified within Level 3 of the fair value hierarchy. Significant inputs at June 30, 2026 were: stock price of $0.0749; conversion price of $0.0362; expected volatility of 252%; risk-free rates of 3.87% to 3.98%; and remaining terms of 0.21 to 0.86 years. Expected volatility at the issuance dates ranged from 280% to 361%. Changes in fair value are recognized in other income (expense); the Company recognized a net loss on change in fair value of $80,702 for the three months and a net gain of $17,815 for the six months ended June 30, 2026.

The following table presents the change in Level 3 derivative liabilities for the six months ended June 30, 2026:

Amount
Balance, December 31, 2025	$0
Fair value of derivatives at issuance	484,372
Change in fair value, net	(17,815)
Balance, June 30, 2026	$466,556

Correction of Prior Period

The March 2026 note and related derivative liability were not reflected in the Company’s previously issued financial statements as of and for the three months ended March 31, 2026, in which the proceeds were reported as subscription liability. The Company recorded the cumulative effect of this correction during the quarter ended June 30, 2026, resulting in an increase to net loss for that period of $49,176 related to a prior-period item. The Company’s previously issued financial statements for the quarter ended March 31, 2026, remain unchanged. Management evaluated the effect of the revision and concluded it was not material to the previously issued financial statements.

Note 11. SUBSEQUENT EVENTS

The matters described in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 as subsequent events included the definitive agreement with On Energy and its affiliated entities relating to the Bulgaria waste-to-methanol project, the joint venture with Start Lda, and the memorandum of understanding with GB Railfreight Limited. Of these, the joint venture with Start Lda occurred during, and is discussed within the body of, these financial statements for the period ended June 30, 2026 (see Note 1), and is accordingly no longer presented as a subsequent event.

Regulation S Equity Financing

Subsequent to June 30, 2026, the Company completed a $115,000 Regulation S equity financing with an international investor, providing additional working capital to support commercialization and engineering activities.

Additional Convertible Note Financing

Subsequent to June 30, 2026, the Company entered into an additional $150,000 convertible promissory note with Monroe Street Capital Partners LP and Lambda Ventures LLC.

Equity Line of Credit

Subsequent to June 30, 2026, the Company entered into an Equity Line of Credit (“ELOC”) providing access to up to $7,500,000 of potential financing, subject to the terms and conditions of the agreement.

European STEP Grant Approval

Subsequent to June 30, 2026, the Portuguese consortium developing the Company’s renewable methanol project received formal approval for approximately €6.7 million of funding under the European Union’s Strategic Technologies for Europe Platform (“STEP”) program, supporting development of a commercial facility designed to convert approximately 35 tons per day of RDF into approximately 8 tons per day of renewable methanol. The funding is awarded to the Portuguese project consortium rather than directly to the Company.

Management has evaluated subsequent events through July 30, 2026, the date the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

HyOrc Corporation is an integrated clean energy infrastructure and technology company focused on the commercialization of proprietary waste-to-energy, renewable methanol, distributed power generation and industrial decarbonization technologies. The Company’s strategy is to convert low-value waste streams into high-value clean energy products through proprietary gasification, syngas conditioning and power generation technologies, while creating multiple long-term revenue streams from equipment sales, engineering services, licensing, project development and renewable fuel production.

During the three months ended June 30, 2026, the Company continued its transition from technology development and validation toward commercial deployment. Management’s primary focus during the quarter was the execution of its first commercial renewable methanol facility in Porto, Portugal, continued engineering and fabrication activities, expansion of strategic commercial relationships, strengthening of the Company’s capital resources, and maintenance of its regulatory and public company reporting obligations.

The Company also continued advancing a number of strategic commercial initiatives during the quarter, including:

●	The Porto renewable methanol project

●	The Bulgaria waste-to-methanol project

●	Project Phoenix for rail decarbonization

●	Distributed power generation opportunities in the United Kingdom

●	Additional industrial decarbonization projects

Management believes these initiatives provide multiple pathways toward future recurring revenues while reducing dependence on any single project or market. Board discussions throughout the quarter reflected continued progress across these initiatives, including fabrication activities, financing, strategic partnerships and commercialization planning.

A significant milestone during the quarter was the continued fabrication of the Company’s modular waste-to-methanol system intended for deployment in Porto, Portugal. The system is designed to process approximately three tonnes per day of Refuse Derived Fuel (“RDF”) into up to one tonne per day of renewable methanol and is expected to serve as the Company’s first commercial reference facility. Management believes successful deployment of this system will provide an important commercial reference for future larger-scale projects, including the proposed 35 tonne per day RDF to approximately 8 tonne per day renewable methanol facility currently being developed in Portugal.

The Company also continued to strengthen its position within the renewable methanol and clean energy sectors through increased third-party industry recognition and technology validation. During the quarter, HyOrc was featured within the Dow Jones OPIS Global Methanol Report, while continuing to advance independent validation activities and industry engagement intended to support future commercial deployment and institutional financing initiatives. Management believes that continued independent technical validation and industry recognition are important components in reducing commercialization risk and supporting customer, partner and investor confidence.

From a financing perspective, the Company completed a $135,000 aggregate principal amount convertible note financing during the quarter to support ongoing engineering, fabrication and commercialization activities. While the Company remains in the pre-commercial deployment phase and continues to invest in long-term growth initiatives, management believes maintaining adequate liquidity remains essential to executing its commercialization strategy. Subsequent to quarter end, the Company’s liquidity position improved materially through additional equity financing, expanded financing facilities and significant non-dilutive grant funding, further strengthening management’s ability to execute its near-term commercial objectives.

Management believes that the Company has now entered a materially different stage of its development. Historically, capital resources were directed primarily toward technology development, engineering, intellectual property and independent validation. During 2026, the Company’s emphasis has shifted toward fabrication, deployment, commercialization and execution of revenue-generating infrastructure projects. This transition has been supported by continued access to capital, increasing industry recognition, strategic commercial relationships and progress toward commercial-scale project deployment.

Although the Company has not yet achieved sustained commercial revenues, management believes that the progress made during the quarter and subsequent events have substantially advanced HyOrc’s commercialization strategy. The Company remains focused on completing deployment of its first commercial renewable methanol system, converting strategic opportunities into long-term contracts, expanding project financing initiatives and continuing to build an institutional-quality public company capable of supporting future growth, including management’s objective of pursuing a listing on a national securities exchange when appropriate.

Business Overview

HyOrc Corporation is an integrated clean energy infrastructure and technology company focused on developing, owning and commercializing proprietary technologies that convert low-value waste and industrial heat into renewable fuels and clean energy. The Company is building a portfolio of technologies and infrastructure projects designed to address global demand for decarbonization, renewable fuels, distributed power generation and industrial energy efficiency.

The Company’s principal technology platform is based upon the conversion of Refuse Derived Fuel (“RDF”) and other sustainable feedstocks into synthesis gas, which can subsequently be processed into renewable methanol, hydrogen and other valuable energy products. In parallel, the Company continues to develop proprietary Organic Rankine Cycle (“ORC”) power generation systems capable of converting waste heat and external combustion sources into electricity for stationary power generation, transportation and industrial applications.

Management’s strategy is to establish HyOrc as both a technology provider and an infrastructure developer. Rather than relying upon a single revenue source, the Company intends to generate revenues through a combination of equipment sales, engineering and project development services, technology licensing, recurring service agreements, distributed power generation projects, renewable methanol production and participation in long-term infrastructure developments.

The Company believes that renewable methanol represents one of the most significant long-term opportunities within the global energy transition. Increasing demand for low-carbon marine fuels, sustainable industrial feedstocks and renewable chemical products is being driven by tightening environmental regulations, decarbonization initiatives and growing customer demand for commercially viable alternatives to conventional fossil fuels. Management believes that the Company’s proprietary approach of utilizing Refuse Derived Fuel as its primary feedstock offers a significant commercial advantage by combining relatively low-cost feedstock with the potential to generate renewable fuels while simultaneously diverting waste from landfill.

During the quarter, management continued to prioritize development of its first commercial renewable methanol reference facility in Porto, Portugal. This modular facility is designed to process approximately three tonnes per day of RDF into up to one tonne per day of renewable methanol and is intended to demonstrate the commercial performance of the Company’s integrated technology platform under continuous operating conditions. Successful deployment is expected to support future commercial expansion into larger-scale facilities, including the proposed 35 tonne per day RDF to approximately 8 tonne per day renewable methanol project currently under development in Portugal.

In addition to renewable methanol, the Company continues to pursue opportunities in distributed power generation, industrial waste heat recovery, rail decarbonization and other energy infrastructure sectors. During the quarter, management advanced discussions relating to Project Phoenix, the Company’s diesel-to-gas powered locomotive initiative, continued development of distributed power generation opportunities in the United Kingdom, progressed engineering work associated with the Bulgaria waste-to-methanol project, and expanded commercial engagement with strategic partners across Europe. These initiatives reflect management’s strategy of applying the Company’s core technology platform across multiple industrial sectors while diversifying future revenue opportunities.

The Company also continued to strengthen its competitive position through independent technical validation, strategic partnerships and increased industry visibility. Management believes that third-party validation, regulatory compliance and demonstration of commercial performance are essential to reducing technology adoption risk and supporting future customer acquisition, project financing and institutional investment.

As of June 30, 2026, the Company remained in the commercial deployment phase of its business. Although significant investment continues to be directed toward engineering, fabrication, regulatory compliance and commercialization activities, management believes that HyOrc has progressed beyond the technology development stage and is now focused on executing commercial projects capable of generating long-term recurring revenues. The Company’s strategy is to leverage its proprietary intellectual property, growing portfolio of strategic relationships and expanding access to capital to support scalable deployment of its technologies across multiple international markets.

Results of Operations

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

The Company remains in the commercial deployment phase of its development. As a result, operating results for the quarter continue to reflect investment in engineering, commercialization, regulatory compliance and corporate infrastructure rather than mature operating revenues. Management expects the Company’s financial performance to evolve as commercial projects enter operation and begin generating recurring revenues.

Revenues

Revenue for the three months ended June 30, 2026 was $24,000, compared with $0 for the comparable period in 2025.

The revenue recognized during the quarter primarily represented commission income earned under historical commercial arrangements with Vaigunth EnerTek. Prior to the establishment of HyOrc India Private Limited, EnerTek marketed and supplied equipment incorporating HyOrc’s proprietary technology within India, with HyOrc earning commissions on qualifying equipment sales.

Management expects future commercial activity within India to transition progressively to HyOrc India Private Limited, providing the Company with greater operational control over future projects, customer relationships and revenue generation.

While current revenues remain modest, management believes they are not indicative of the Company’s longer-term revenue potential. The Company’s principal commercial focus remains deployment of renewable methanol production facilities, distributed power generation projects, technology licensing and engineering services, all of which are expected to become more significant contributors to revenue as projects move into commercial operation.

Operating Expenses

Operating expenses during the quarter primarily consisted of:

●	engineering and technical development;

●	fabrication and commercialization activities;

●	legal and professional fees;

●	accounting, audit and SEC reporting costs;

●	corporate governance and public company compliance expenses;

●	business development and strategic partnership activities; and

●	general administrative expenses.

Operating expenses continued to reflect management’s strategy of investing in the infrastructure necessary to transition the Company from technology development to commercial deployment.

Operating expenses for the quarter also included approximately $234,319 of non-cash director and consultant compensation, settled through the issuance of common stock rather than cash.

As an OTCQB reporting company preparing for continued institutional growth, the Company has experienced increased professional costs associated with SEC reporting, PCAOB audit requirements, legal compliance, corporate governance, investor communications and commercialization activities. Management believes these expenditures are necessary to support the Company’s long-term strategic objectives, including continued access to institutional capital markets and the Company’s objective of pursuing a future national securities exchange listing.

Research, Engineering and Commercialization

During the quarter, the Company continued investing in engineering and fabrication activities associated with its renewable methanol platform.

A significant portion of these activities related to fabrication of the Company’s first commercial modular waste-to-methanol facility for deployment in Porto, Portugal. This project represents an important transition from technology validation toward commercial execution and is expected to provide the Company’s first commercial reference installation.

The Company also continued investing in engineering support for Project Phoenix, distributed power generation opportunities, industrial decarbonization projects and further development of its proprietary technology platform. Board updates throughout the quarter reflected continued progress across these initiatives, including Porto fabrication, Platform Energy, GB Railfreight and the Bulgaria project.

Net Loss

The Company reported a net loss for the quarter as management continued to invest in engineering, commercialization, project execution and public company infrastructure.

Management believes the current level of expenditure reflects the Company’s stage of development and is consistent with its strategy of establishing long-term revenue-generating infrastructure rather than maximizing short-term profitability.

The Company expects operating expenses to remain elevated during the commercial deployment phase as additional engineering, manufacturing, certification, regulatory, financing and project execution activities are undertaken. However, management anticipates that successful deployment of commercial projects will progressively shift the Company’s financial profile from development-related expenditures toward recurring operating revenues.

A significant portion of the net loss for the quarter relates to non-cash charges associated with the accounting for the Company’s convertible notes, including derivative fair value re-measurement, rather than cash operating expenditures. See Note 10 to the financial statements for further discussion.

Management’s Perspective

Management believes that traditional quarterly financial metrics alone do not fully reflect the progress achieved during the period. The Company’s principal objective during the quarter was not short-term earnings generation, but rather execution of key commercial milestones intended to establish the foundation for future recurring revenues.

These milestones included continued fabrication of the Porto commercial facility, advancement of multiple strategic infrastructure projects, expansion of commercial relationships, strengthening of the Company’s financing position and continued enhancement of its visibility within the renewable methanol and clean energy sectors. Management believes these activities significantly advanced the Company’s transition from a technology development business toward a commercially focused clean energy infrastructure company.

Key Performance Indicators (KPIs)

Management evaluates the Company’s progress using a combination of financial and operational performance indicators. Given that HyOrc remains in the commercial deployment phase of its business, management believes operational milestones currently provide a more meaningful measure of performance than short-term financial results alone.

The principal performance indicators monitored by management include:

Commercial Project Execution

Management measures progress based on the advancement of commercial projects from engineering and validation through fabrication, deployment and commercial operation.

During the quarter, the Company continued fabrication of its first commercial modular renewable methanol facility for deployment in Porto, Portugal while advancing larger-scale commercial opportunities in Portugal, Bulgaria and the United Kingdom. Management believes successful deployment of the Porto reference facility represents a significant milestone toward broader commercial adoption of the Company’s technology platform.

Technology Validation and Independent Verification

Independent technical validation remains a key component of the Company’s commercialization strategy. Management believes third-party validation reduces technology risk for customers, investors, financing partners and regulatory authorities.

During 2026 the Company continued to build upon previously completed independent validation activities while increasing industry engagement and technical recognition. Management intends to continue pursuing independent validation and certification activities as commercial projects advance.

Commercial Partnerships

Management measures progress by the quality and advancement of strategic commercial relationships rather than solely by the number of agreements executed.

During and subsequent to the quarter, the Company continued to expand discussions with industrial partners, engineering firms, infrastructure developers, project financiers and potential customers across Europe, the United Kingdom, the Middle East and Asia. Management believes these relationships are essential to future commercialization of the Company’s renewable methanol and distributed power technologies.

Financing and Liquidity

Maintaining adequate liquidity to support commercial deployment remains one of management’s primary performance indicators.

During the quarter, the Company completed additional financing to support engineering and fabrication activities. Subsequent to quarter end, management further strengthened the Company’s liquidity through additional equity financing, expanded debt facilities and a committed equity line of credit. In addition, the Company’s Portuguese consortium received approval for approximately €6.7 million of funding under the European STEP programme. Management believes these developments materially strengthen the Company’s ability to execute its commercialization strategy.

Commercial Deployment

Management measures success based upon the transition from technology development to revenue-generating commercial assets.

Current priorities include:

●	completion and commissioning of the Company’s first commercial renewable methanol facility in Porto, Portugal;

●	advancement of the proposed commercial-scale 35 tonne per day RDF to approximately 8 tonne per day renewable methanol project;

●	continued development of distributed power generation opportunities;

●	advancement of Project Phoenix and other industrial decarbonization initiatives; and

●	conversion of commercial discussions into long-term revenue-generating contracts.

Corporate Development

Management also monitors the Company’s progress as a publicly traded reporting company.

Key indicators include:

●	maintaining timely SEC reporting compliance;

●	strengthening corporate governance and internal controls;

●	expanding institutional investor engagement;

●	improving access to strategic and project financing;

●	broadening independent industry recognition; and

●	continuing preparation for a future listing on a national securities exchange, subject to satisfaction of the applicable listing standards and market conditions.

Management believes that collectively these operational indicators provide a more meaningful assessment of the Company’s progress than quarterly financial results alone while the Company continues transitioning from technology development to commercial deployment.

KPI	Q2 2026 Status
SEC Reporting	Current
Commercial Reference Plant	Under fabrication
Independent Validation	Bureau Veritas completed; further validation progressing
Commercial Financing	Convertible note completed
Subsequent Liquidity	Reg S equity, additional note, $7.5M ELOC, €6.7M STEP approval
Strategic Projects	Portugal, Bulgaria, UK distributed power, Project Phoenix progressing
Commercial Focus	Transition from technology validation to commercial deployment

Liquidity and Capital Resources

At June 30, 2026, HyOrc remained in the commercial deployment phase of its business. Management’s primary use of capital continues to be the funding of engineering, fabrication, project development, regulatory compliance, commercialization activities and general corporate operations.

Historically, the Company has financed its operations through a combination of equity issuances, convertible debt, strategic investment and limited operating revenues. Management’s objective is to progressively transition from reliance on corporate financing toward project-level financing and recurring cash flows generated by commercial operations.

Management does not currently anticipate utilizing corporate equity financing as the primary source of capital for construction of commercial renewable methanol facilities where project-level financing or non-dilutive funding is available.

Cash Flows and Working Capital

The Company’s cash resources at June 30, 2026 reflected its continued investment in commercial deployment activities. During the quarter, available capital was principally directed toward engineering, manufacturing, project execution, public company compliance, intellectual property protection, regulatory activities and business development.

Management continuously evaluates the Company’s working capital requirements and seeks to maintain sufficient liquidity to support ongoing operations while advancing commercial deployment of its technology platform.

Although the Company continues to report operating losses, management believes these losses primarily reflect investment in future revenue-generating infrastructure rather than mature operating activities.

Going Concern

The Company’s recurring losses and reliance on additional financing raise substantial doubt about its ability to continue as a going concern. Management believes it can meet its obligations through continued capital raising and project-level financing; however, no assurance can be given. See Note 2 to the financial statements for further discussion.

Financing Activities

During the quarter, the Company completed a financing with Monroe Street Capital and Lambda Ventures consisting of an aggregate principal amount of $135,000 under a convertible promissory note.

Net proceeds received by the Company totaled approximately $117,980, with the difference representing the original issue discount together with financing costs and other amounts withheld at closing pursuant to the financing agreements.

Management believes the financing provided important working capital to continue engineering, fabrication and commercialization activities associated with the Company’s renewable methanol platform, including the Porto project. The commitment shares associated with the financing remained reserved and had not been issued as of June 30, 2026.

GS Capital Convertible Note

In March 2026, the Company entered into a $150,000 convertible promissory note with GS Capital Partners LLC. Because the note’s conversion feature varies based on the Company’s stock price, it is accounted for as a derivative liability that is re-measured at fair value each reporting period.

This re-measurement, together with related non-cash charges recognized upon issuance, is reflected in the Company’s results of operations for the six months ended June 30, 2026. See Note 10 to the financial statements for further discussion.

Capital Allocation

Management continues to allocate capital toward activities expected to accelerate commercialization and enhance long-term shareholder value.

During the quarter, capital was primarily deployed toward:

●	fabrication of the Company’s first commercial renewable methanol production system for deployment in Porto, Portugal;

●	engineering and technical development;

●	commercialization and strategic business development;

●	SEC reporting, audit and regulatory compliance;

●	intellectual property development and protection;

●	legal and professional services; and

●	general corporate administration.

Management believes these expenditures are necessary to establish the operational, technical and corporate infrastructure required to support future commercial operations.

Subsequent Liquidity Events

Subsequent to June 30, 2026, the Company’s liquidity position strengthened materially.

The Company completed a $115,000 Regulation S equity investment from an international investor, providing additional non-debt working capital to support commercialization activities.

The Company also entered into additional financing arrangements with Monroe Street Capital and Lambda Ventures consisting of a $150,000 convertible promissory note together with a $7.5 million Equity Line of Credit (“ELOC”). Management believes these facilities provide additional financial flexibility as the Company advances toward commercial deployment and expands institutional financing initiatives.

In addition, the Company’s Portuguese consortium received formal approval for approximately €6.7 million of funding under the European Union’s Strategic Technologies for Europe Platform (“STEP”) program. The approved funding supports development of a commercial renewable methanol production facility designed to process approximately 35 tons per day of Refuse Derived Fuel into approximately 8 tons per day of renewable methanol.

Although the STEP funding is awarded to the Portuguese project consortium rather than directly to HyOrc Corporation, management believes the approval substantially strengthens the commercial viability of the Company’s European deployment strategy and materially reduces the external capital required for construction of the commercial facility.

Capital Requirements

Management expects capital requirements to remain elevated as the Company advances from engineering and fabrication into commissioning and commercial operation.

Near-term funding priorities include:

●	completion and deployment of the Porto commercial reference facility;

●	commissioning and operational optimization;

●	engineering support for future commercial projects;

●	continued advancement of Project Phoenix and distributed power initiatives;

●	working capital for commercialization activities; and

●	maintenance of the Company’s public company reporting and governance obligations.

Management anticipates funding these activities through a combination of operating cash flows as projects commence commercial operation, strategic equity investments, project financing, government grants, equipment financing, commercial partnerships and, where appropriate, additional access to the capital markets.

Going Forward

Management believes the Company’s liquidity position has improved significantly since June 30, 2026. The combination of additional equity capital, expanded financing facilities and substantial non-dilutive grant funding has strengthened the Company’s ability to execute its near-term commercialization strategy.

The Company’s long-term objective is to reduce reliance on parent company financing by transitioning individual commercial projects toward project-level financing supported by contracted revenues, strategic infrastructure investors and non-dilutive government funding. Management believes this approach will enable the Company to pursue scalable growth while seeking to minimize shareholder dilution over time.

Funding Strategy

Management’s objective is to finance the Company’s growth through a balanced combination of corporate capital, project-specific financing, strategic partnerships and non-dilutive funding. As the Company transitions from technology development to commercial deployment, management intends to reduce reliance on traditional corporate equity financing by matching the source of capital with the nature of each investment.

Corporate Capital

Corporate capital is primarily intended to fund activities that support the overall growth and governance of the Company. These include engineering and technology development, intellectual property, public company reporting and compliance, business development, corporate administration, and working capital. Management expects these activities to continue to be financed through a combination of operating cash flows, strategic equity investments and corporate financing facilities.

Project-Level Financing

Management intends that larger commercial facilities will, where practical, be financed at the project level rather than solely through the parent company. This approach allows individual projects to be funded based on their own contractual revenues, underlying assets and commercial economics, thereby reducing the funding burden on HyOrc Corporation while improving capital efficiency.

Project-level financing may include equipment financing, construction financing, infrastructure debt, strategic co-investment and other forms of non-recourse or limited-recourse financing.

Government Grants and Non-Dilutive Funding

The Company actively pursues government grants and other non-dilutive funding programs that support clean energy, renewable fuels and industrial decarbonization.

Management believes that grant funding can materially reduce project development costs, accelerate commercialization and improve overall project economics without increasing shareholder dilution. The approval of approximately €6.7 million under the European Strategic Technologies for Europe Platform (“STEP”) program for the Company’s Portuguese commercial methanol project demonstrates management’s strategy of leveraging public-sector funding alongside private capital to accelerate infrastructure deployment.

The Company continues to evaluate additional grant program and public funding opportunities across the jurisdictions in which it operates.

Strategic Capital and Institutional Partnerships

Management continues to engage with strategic investors, infrastructure funds, commercial lenders and industrial partners that can provide not only financial resources but also technical expertise, market access and long-term commercial relationships.

Management believes that aligning with experienced strategic partners can accelerate project execution, improve access to project financing and reduce overall commercialization risk.

Capital Allocation Strategy

Management intends to align each source of capital with its intended purpose. Corporate financing facilities (including equity issuances, convertible securities and the Company’s Equity Line of Credit) are expected to be used primarily to support HyOrc Corporation’s corporate activities, including:

●	Working capital

●	Engineering

●	Intellectual property development

●	Public company compliance

●	Business development

●	Strategic acquisitions

●	The Company’s long-term objective of qualifying for a national securities exchange listing

By contrast, management intends that the construction and expansion of commercial renewable methanol facilities and other infrastructure assets will, wherever practical, be financed through project-level capital sources, including:

●	Non-dilutive government grants

●	Equipment finance

●	Infrastructure investment funds

●	Commercial lenders

●	Strategic partners

●	Project-specific financing

Management believes this approach aligns the source of capital with the underlying assets being financed, reduces reliance on parent-company equity dilution, improves capital efficiency and supports long-term shareholder value.

Commercial Development

During the three months ended June 30, 2026, the Company continued to advance the commercialization of its proprietary clean energy technologies through a portfolio of projects spanning renewable methanol production, distributed power generation, rail decarbonization and industrial energy recovery. Management’s objective is to establish multiple independent revenue streams while demonstrating the scalability of the Company’s technology platform across several end markets.

Portugal – Renewable Methanol Platform

The Company’s principal commercial focus remains the deployment of its first renewable methanol reference facility in Porto, Portugal.

During the quarter, fabrication continued on a modular processing system designed to convert approximately 3 tons per day of Refuse Derived Fuel (“RDF”) into up to 1 tons per day of renewable methanol. The facility is intended to demonstrate the commercial performance of the Company’s integrated waste-to-methanol platform under continuous operating conditions and to serve as the Company’s first commercial reference installation.

Management believes the Porto deployment represents an important milestone in the Company’s transition from technology validation to commercial operation. In addition to demonstrating technical performance, the project is intended to validate installation procedures, operational performance, maintenance requirements and commercial economics before larger-scale deployment.

The Company also continued planning for expansion beyond the reference facility. The proposed commercial-scale Portuguese project is designed to process approximately 35 tons per day of RDF into approximately 8 tons per day of renewable methanol, providing a platform for future commercial growth subject to financing, permitting and final project execution.

Subsequent to quarter end, the Portuguese consortium received approval for approximately €6.7 million under the European Union’s Strategic Technologies for Europe Platform (“STEP”) program. While the grant is discussed further under “Subsequent Events,” management believes the approval significantly strengthens the commercial pathway for the larger Portuguese development.

United Kingdom – Distributed Power Generation

The Company continued advancing distributed power generation opportunities within the United Kingdom.

Management continued discussions with Platform Energy regarding potential renewable power generation projects, including opportunities to support industrial facilities and future data center developments. These discussions reflect growing demand for decentralized, low-carbon power generation capable of supporting energy-intensive applications.

Management believes the Company’s externally fired Organic Rankine Cycle (“ORC”) technology is well suited for distributed generation where waste heat, renewable fuels or industrial process heat are available.

Although these discussions remain at various stages of commercial development, management believes they represent attractive opportunities to expand the Company’s power generation business alongside its renewable methanol platform. Board discussions during the quarter included ongoing Platform Energy opportunities and broader distributed energy initiatives.

Project Phoenix – Rail Decarbonization

The Company continued advancing Project Phoenix, its rail decarbonization program designed to retrofit existing diesel locomotives using HyOrc’s proprietary power generation technologies.

During the quarter, management continued discussions relating to engineering, financing and commercialization strategies for the program, including engagement with GB Railfreight and potential infrastructure funding partners. The project is intended to provide an alternative pathway for reducing emissions from existing rail fleets while leveraging established rail infrastructure. Board discussions also covered prospective funding structures and TÜV certification planning.

Management believes Project Phoenix represents a complementary long-term commercial opportunity that leverages the Company’s thermal power generation expertise beyond renewable fuel production.

Bulgaria – Waste-to-Methanol Development

The Company continued advancing its proposed renewable methanol project in Bulgaria.

Management’s activities during the quarter included continued commercial and technical discussions regarding project structure, financing and implementation strategy. In parallel, the Company continued pursuing grant funding opportunities intended to support commercial deployment.

Management believes Bulgaria represents an attractive market for future renewable methanol production due to its industrial infrastructure, available feedstock and strategic geographic location.

India

Historically, commercial activities in India were undertaken through arrangements with Vaigunth EnerTek, which manufactured equipment utilizing HyOrc technology and marketed certain systems within the region.

Following the establishment of HyOrc India Private Limited, management expects future commercial activities within India to transition progressively to that subsidiary. This is expected to provide improved operational control, strengthen customer relationships and support future regional expansion.

Management continues to view India as an important manufacturing and engineering base supporting international deployment of the Company’s technology platform.

Commercial Strategy

Management’s commercialization strategy is based on demonstrating the Company’s technology through an initial commercial reference facility before expanding into larger infrastructure projects supported by strategic partners, project financing and government funding.

Rather than relying on a single source of revenue, management intends to develop multiple complementary revenue streams, including:

●	engineering and design services;

●	equipment manufacturing and sales;

●	technology licensing;

●	renewable methanol production;

●	distributed power generation;

●	long-term operation and maintenance services; and

●	participation in project development and infrastructure ownership.

Management believes this diversified commercial model reduces dependence on any individual project or market while providing opportunities for recurring long-term revenue growth.

As of June 30, 2026, management believes the Company had progressed beyond the technology demonstration stage and was actively executing commercial deployment initiatives. The successful completion of these projects is expected to establish the operational foundation for broader international commercialization of the Company’s clean energy platform.

Management believes the Company’s commercialization model is designed to become increasingly self-reinforcing. Successful deployment of the Porto reference facility is intended to support customer confidence, project financing and commercial contracting for larger facilities. As additional commercial plants are deployed, management expects operational experience, reference projects and recurring revenues to improve access to project-level financing and support further international expansion while reducing reliance on corporate capital.

Technology Validation

Management believes that independent third-party validation is a critical component of the Company’s commercialization strategy. As an emerging clean energy technology company, customer adoption, institutional financing and project development are influenced not only by technical performance but also by independent verification from recognized engineering organizations, independent research firms and industry participants.

Accordingly, the Company has adopted a strategy of obtaining independent validation at successive stages of technology development and commercial deployment in order to reduce technical, commercial and execution risk.

Bureau Veritas Process Validation

During 2026, the Company successfully completed an independent technical validation of its waste-to-methanol process through Bureau Veritas, one of the world’s leading testing, inspection and certification organizations.

The validation included an independent review of the Company’s RDF gasification and renewable methanol production process, together with verification of process performance and engineering documentation. Bureau Veritas reported no material non-conformities during the validation process.

Management believes this independent assessment represents an important milestone in the commercialization of the Company’s renewable methanol platform by providing additional confidence to prospective customers, strategic partners, project financiers and institutional investors.

Lux Research Independent Assessment

During the quarter, the Company also benefited from an independent assessment by Lux Research, a globally recognized provider of technology and market intelligence for the energy, chemicals and industrial sectors.

Lux Research evaluated HyOrc’s renewable methanol platform as part of its broader assessment of emerging low-carbon methanol technologies and identified the Company as one of a limited number of organizations developing commercial waste-to-methanol solutions. The assessment also independently evaluated the Company’s projected renewable methanol production economics and supported management’s target production cost of approximately US$350 per metric tons, subject to project-specific assumptions and operating conditions.

Management believes independent recognition by Lux Research provides important third-party validation of both the Company’s technology platform and its commercial positioning within the rapidly developing renewable methanol market.

Industry Recognition

During the quarter, the Company continued to receive increasing recognition from participants within the global methanol industry.

The Company was invited to participate in the Dow Jones World Methanol Conference, one of the industry’s leading international events, providing an opportunity to engage directly with major producers, traders, technology providers and infrastructure investors active in the global methanol market.

The Company also received coverage within the Dow Jones OPIS Global Methanol Report, increasing awareness of HyOrc’s technology platform among participants in the international methanol industry.

Management believes participation in recognized industry forums and publications increases visibility among potential customers, strategic partners, project developers and institutional investors while supporting broader commercial acceptance of the Company’s technology.

Engineering Validation

Management continues to work with internationally recognized engineering, certification and industry organizations to support the commercialization of its technology platform.

During the quarter, engineering activities continued in support of the Company’s renewable methanol projects, distributed power systems and Project Phoenix, the Company’s diesel-to-ORC locomotive retrofit program. Independent engineering review remains an important component of management’s strategy to support customer acceptance, project financing, regulatory approvals and commercial deployment.

Project Phoenix has also benefited from continued engagement with GB Railfreight (“GBRF”), one of the United Kingdom’s leading rail freight operators. Management believes collaboration with an established rail operator provides valuable operational insight into the commercial, technical and regulatory requirements associated with introducing new propulsion technologies into the rail sector.

In parallel, the Company received a formal proposal from TÜV SÜD Rail to undertake the Independent Safety Assessment (“ISA”) for Project Phoenix. TÜV SÜD recognized that the Company’s locomotive retrofit represents a novel propulsion architecture and proposed a structured, risk-based certification process based on the European EN 50126 RAMS lifecycle.

The proposed assessment is expected to progress through concept, design and validation phases and, subject to successful completion of the required engineering reviews, witnessed testing and vehicle inspection, culminate in the issuance of a Final Independent Safety Assessment Report.

Management believes the combination of operational engagement with GB Railfreight and the independent certification pathway proposed by TÜV SÜD provides a robust framework for reducing technical, operational and regulatory risk. Together, these initiatives support the Company’s objective of advancing Project Phoenix from engineering development toward commercial deployment.

The Company intends to continue utilizing independent engineering review, application-specific certification and collaboration with industry participants as core elements of its commercialization strategy across its renewable methanol, distributed power and transportation technologies.

Commercial Demonstration

Management believes that successful operation of the Company’s first commercial renewable methanol facility in Porto, Portugal will represent the next major stage of technology validation.

While laboratory testing, engineering verification and independent technical assessments provide important evidence of technical capability, management believes sustained operation under commercial conditions will demonstrate the scalability, reliability and commercial performance of the Company’s integrated waste-to-methanol platform.

The Porto reference facility is intended to generate operational data that may be used to support future commercial deployments, project financing discussions and customer due diligence.

Validation Strategy

Management views technology validation as an ongoing process rather than a single event.

The Company’s validation strategy includes:

●	Independent engineering review and verification;

●	Third-party technical validation;

●	Independent commercial and market assessment;

●	Participation in recognized international industry forums;

●	Commercial demonstration under operating conditions;

●	Engineering certification for specific applications; and

●	Operational performance data from commercial installations.

Management believes that each completed validation milestone reduces technical uncertainty and strengthens the Company’s competitive position within the renewable fuels and clean energy sectors.

Competitive Position

Management believes the Company’s commercialization strategy differs from many early-stage clean energy companies by emphasizing independent verification before broad commercial deployment.

Rather than relying solely on internal performance claims, the Company has sought to demonstrate the technical and commercial viability of its platform through internationally recognized engineering organizations, independent research firms, industry publications and commercial reference projects.

Management believes this disciplined approach supports customer confidence, facilitates discussions with infrastructure investors and project financiers, and strengthens the Company’s ability to compete for commercial opportunities within the rapidly developing renewable methanol and industrial decarbonization markets.

Technology Validation Milestones

Milestone	Status
Prototype development	Completed
Pilot RDF gasification	Completed
Renewable methanol production demonstrated	Completed
Bureau Veritas independent process validation	Completed
Lux Research independent commercial assessment	Completed
Dow Jones World Methanol Conference participation	Completed
Dow Jones OPIS Global Methanol Report recognition	Completed
GB Railfreight collaboration on Project Phoenix	Ongoing
TÜV SÜD Rail Independent Safety Assessment pathway established	Proposal received
Commercial reference plant fabrication (Portugal)	In progress
Commercial commissioning (Porto)	Planned
Commercial-scale deployment (35 TPD RDF → ~8 TPD renewable methanol)	In Development

Industry Trends

Management believes that the global energy transition continues to create significant long-term opportunities for technologies capable of reducing greenhouse gas emissions while utilizing existing industrial infrastructure. Increasing regulatory support for low-carbon fuels, growing demand for energy security, and the need for commercially scalable decarbonization solutions are driving investment across the renewable fuels, distributed power generation and industrial decarbonization sectors.

Although these market trends create substantial commercial opportunities, the Company recognizes that successful commercialization remains dependent upon technology performance, customer adoption, financing availability, regulatory approvals and execution of commercial projects.

Renewable Methanol

Renewable methanol has emerged as one of the principal alternative fuels being considered for the decarbonization of the global maritime, industrial and chemical sectors.

Demand for renewable methanol continues to be supported by tightening environmental regulations, the adoption of lower-carbon fuel standards and increasing investment by shipping companies, industrial manufacturers and fuel suppliers seeking practical alternatives to conventional fossil fuels.

Management believes renewable methanol offers several advantages over certain alternative fuels because it can be transported, stored and handled using much of the existing global liquid fuel infrastructure while also serving as both a transportation fuel and a chemical feedstock.

Waste as a Strategic Feedstock

Management believes that one of the principal constraints facing the renewable methanol industry is the availability of sustainable feedstocks capable of supporting large-scale production.

Many renewable methanol projects rely upon biomass, renewable electricity or other feedstocks that may become increasingly constrained as demand grows across multiple industries.

HyOrc’s commercial strategy is based upon the utilization of Refuse Derived Fuel (RDF), a widely available waste-derived feedstock that management believes offers both environmental and commercial advantages. In addition to supporting renewable fuel production, RDF utilization may contribute to landfill diversion and improved waste management while providing a comparatively stable feedstock for commercial operations.

Management believes that access to abundant waste-derived feedstocks represents an important differentiating factor in the Company’s long-term commercialization strategy.

Industrial Decarbonization

Industrial operators continue to face increasing pressure to reduce carbon emissions while maintaining reliable and cost-effective operations.

Management believes technologies capable of recovering waste heat, improving thermal efficiency and producing renewable fuels have the potential to assist industrial customers in meeting evolving environmental objectives without requiring complete replacement of existing industrial infrastructure.

The Company’s externally fired Organic Rankine Cycle technology and renewable methanol platform are intended to address this market by providing practical solutions that can be integrated into a range of industrial applications.

Distributed Power Generation

Demand for distributed power generation continues to increase as industrial facilities, critical infrastructure and data centers seek reliable, resilient and lower-carbon energy supplies.

Management believes increasing electricity demand, coupled with constraints on conventional generation capacity and transmission infrastructure, is creating opportunities for modular distributed power systems capable of utilizing renewable fuels and waste-derived energy sources.

The Company continues to evaluate opportunities where its proprietary technologies may be deployed to support industrial facilities, energy infrastructure and other applications requiring continuous, decentralized power generation.

Infrastructure Investment

Governments and private investors continue to allocate substantial capital toward clean energy infrastructure, renewable fuels and industrial decarbonization projects.

In addition to traditional project finance, management believes public funding program, infrastructure funds and strategic industrial investors will continue to play an increasingly important role in accelerating deployment of commercially viable clean energy technologies.

Management believes the Company’s strategy of combining private investment with project financing and non-dilutive government funding is well aligned with these broader infrastructure investment trends.

Regulatory Environment

Environmental regulations, carbon reduction initiatives and renewable fuel policies continue to evolve across many of the markets in which the Company operates.

Management believes that increasing regulatory support for renewable fuels, circular economy initiatives and waste diversion program may provide additional opportunities for commercialization of the Company’s technologies. However, management also recognizes that regulatory frameworks continue to evolve and may vary significantly between jurisdictions.

Management’s Perspective

Management believes that the convergence of increasing renewable methanol demand, greater emphasis on circular economy solutions, continued investment in clean energy infrastructure and growing interest in distributed power generation provides a favorable long-term environment for commercialization of the Company’s technology platform.

The Company intends to continue focusing on projects where proprietary technology, strategic partnerships, project-level financing and independent technical validation can be combined to support commercially sustainable infrastructure developments.

While these industry trends provide a supportive backdrop, management remains focused on disciplined execution, prudent capital allocation and the successful deployment of commercial reference projects as the primary drivers of long-term shareholder value.

Subsequent Events

Subsequent to June 30, 2026, the Company continued to execute its commercialization strategy through additional financing activities, strategic project development and commercial partnerships.

Management believes these developments have strengthened the Company’s financial flexibility and enhanced its ability to advance commercial deployment of its clean energy platform.

Regulation S Equity Financing

Subsequent to quarter end, the Company completed a $115,000 Regulation S equity financing with an international investor.

Management believes this investment further strengthens the Company’s capital position while providing additional working capital to support commercialization, engineering activities and general corporate operations.

Additional Convertible Financing

The Company also entered into an additional $150,000 convertible promissory note with Monroe Street Capital and Lambda Ventures.

Management believes the financing provides additional liquidity to support ongoing commercial activities while maintaining financial flexibility as the Company advances toward commercial deployment.

$7.5 Million Equity Line of Credit

Subsequent to quarter end, the Company entered into an Equity Line of Credit (“ELOC”) providing access to up to $7.5 million of potential financing, subject to the terms and conditions of the agreement.

Management views the Equity Line of Credit primarily as a strategic corporate financing resource rather than the intended source of capital for commercial infrastructure deployment. Management believes that preserving the facility for corporate growth initiatives, working capital and future public market opportunities, including preparation for a national securities exchange listing, represents the most efficient allocation of shareholder capital.

European STEP Grant Approval

Subsequent to quarter end, the Portuguese consortium developing the Company’s renewable methanol project received formal approval for approximately €6.7 million under the European Union’s Strategic Technologies for Europe Platform (“STEP”) program.

The approved funding supports development of a commercial renewable methanol production facility designed to convert approximately 35 tons per day of Refuse Derived Fuel (“RDF”) into approximately 8 tons per day of renewable methanol.

Although the funding is awarded to the Portuguese project consortium rather than directly to HyOrc Corporation, management believes the approval represents significant third-party validation of the project’s technical and commercial merits and substantially enhances the project’s financing profile.

Commercial and Strategic Development

Subsequent to quarter end, the Company continued advancing commercial discussions with prospective customers, strategic partners and institutional investors across its renewable methanol, distributed power and industrial decarbonization businesses.

Management also continued progressing engineering, manufacturing and project planning activities associated with the deployment of its first commercial renewable methanol reference facility in Porto, Portugal.

These activities are intended to support the Company’s broader strategy of establishing commercial reference projects that can facilitate future international deployment of its technology platform.

Industry Recognition and Strategic Engagement

Following increased industry visibility resulting from independent technical validation and commercial progress, the Company continued to engage with a growing number of strategic industry participants, infrastructure investors and commercial organizations evaluating opportunities within the renewable fuels and clean energy sectors.

Management believes this increased engagement reflects growing market interest in commercially deployable waste-to-renewable fuel technologies.

Outlook

Management believes the Company has entered a significant stage in its evolution, transitioning from technology development and validation toward commercial deployment and infrastructure execution. During the first half of 2026, the Company continued to strengthen its technical, financial and commercial foundations through independent technology validation, strategic financing initiatives and the advancement of multiple commercial projects.

Looking ahead, management’s principal objective is the successful deployment and commissioning of the Company’s first commercial renewable methanol reference facility in Porto, Portugal. Management believes this project will serve as an important operational reference for future commercial developments and provide valuable operating data to support customer engagement, project financing and international expansion.

In parallel, the Company intends to continue advancing its broader portfolio of commercial opportunities, including:

●	Renewable methanol production

●	Distributed power generation

●	Industrial decarbonization

●	Project Phoenix

The Company intends to maintain a disciplined approach to capital allocation and project execution across this portfolio.

Management also intends to continue pursuing strategic partnerships with industrial companies, infrastructure investors, commercial lenders and government agencies that can support the deployment of the Company’s technologies. The Company believes that combining private investment with project-level financing and non-dilutive funding provides a sustainable framework for long-term growth while seeking to minimize shareholder dilution.

The global transition toward lower-carbon fuels, circular economy solutions and distributed energy systems continues to create opportunities for technologies capable of converting waste into valuable energy products. Management believes the Company’s integrated technology platform, together with its focus on commercially available feedstocks such as Refuse Derived Fuel (“RDF”), positions the Company to participate in these developing markets.

The Company also intends to continue strengthening its corporate governance, financial reporting and operational capabilities as it executes its commercialization strategy. Management believes that maintaining high standards of transparency, regulatory compliance and financial discipline will support future engagement with institutional investors, strategic partners and capital providers.

While management remains optimistic regarding the Company’s long-term prospects, it recognizes that successful execution will depend upon continued access to capital, achievement of commercial milestones, customer adoption, regulatory approvals and effective project delivery. Accordingly, management remains focused on disciplined execution, prudent financial management and the systematic reduction of technical and commercial risk.

Based on the progress achieved during the first half of 2026 and the significant developments occurring subsequent to quarter end, management believes the Company is better positioned than at any previous stage in its history to advance the commercialization of its clean energy technologies. The Company’s immediate priorities remain the successful execution of its commercial projects, the expansion of strategic relationships and the continued development of a scalable business model capable of generating long-term shareholder value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Security Exchange Act of 1934, as amended, the Company is not required to provide the information under this Item. The Company is voluntarily providing the following general information.

The Company is exposed to certain market risks in the normal course of its business, including:

● Interest rate risk

● Foreign currency risk

● Credit risk

● Liquidity risk

Due to the Company’s current stage of development, its exposure to these risks remains limited.

Interest Rate Risk

The Company’s convertible notes payable bear interest at fixed contractual rates; however, the notes contain embedded conversion features accounted for as derivative liabilities, the fair value of which is subject to change based on fluctuations in the Company’s stock price and other market factors. See Note 10 for further discussion.

Foreign Currency Risk

The Company’s operations and project developments involve multiple jurisdictions. As a result, the Company may be exposed to foreign currency fluctuations in future periods as its international activities expand.

Credit Risk

The Company maintains cash balances with financial institutions and may be exposed to credit risk in the event of default by such institutions.

Liquidity Risk

The Company’s primary liquidity risk relates to its need to secure additional financing to support operations and project development, as discussed in Note 2.

Commodity and Market Risk

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

As of June 30, 2026, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LCIA Arbitration – Joule Energy and Related Parties

During the quarter ended June 30, 2026, the arbitration formally commenced, and the Company paid arbitration deposits. The proceedings are underway, and the first procedural hearing has taken place. The Company continues to seek recovery of amounts owed to SRE Power, along with review of potential additional recoverable damages, interest, and costs. As of the date of this report, no determinations have been made.

Biliran Geothermal Project – Philippines (BGI Matter)

The Biliran/BGI matter remains active and continues to progress toward arbitration and related proceedings. The Company continues to evaluate and pursue its legal remedies with respect to this matter.

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

The Company has generated minimal revenue in recent periods and has incurred operating losses. For the three months ended June 30, 2026, the Company reported a net loss of approximately $689,712.

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

The Company’s convertible notes include conversion features priced at a discount to the Company’s trading price rather than at a fixed price, and are accounted for as derivative liabilities re-measured at fair value each period, which may result in significant non-cash volatility in the Company’s reported results. Because the conversion price is not fixed, a decline in the Company’s stock price could result in a greater number of shares issuable upon conversion, resulting in dilution to existing stockholders. See Note 10 to the financial statements for further discussion.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2026, the Company issued 2,945,000 shares of common stock: 2,820,000 shares to directors and a consultant as compensation for services rendered, and 125,000 shares to George Christodoulou upon formalization of a subscription agreement entered into January 16, 2026. See Notes 8 and 9 to the financial statements for further discussion.

These issuances were made in reliance upon exemptions from registration under the Securities Act of 1933, as amended, including Regulation S and/or Section 4(a)(2), as applicable.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101	Interactive Data Files (XBRL)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HyOrc Corporation

Date: August 6, 2026

By:	/s/ K. Reginald Fubara
K. Reginald Fubara,
Chief Executive Officer

