Form 10-Q/A
period 2026-03-31
HyOrc Corp
filed 2026-10-08
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

HyOrc Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, originally filed with the Securities and Exchange Commission on May 7, 2026 (the “Original Report”).

The Original Report was filed before completion of the independent review of the Company’s interim financial information contemplated by Rule 10-01(d) of Regulation S-X. Subsequent to that filing, Suri & Co., the Company’s independent registered public accounting firm, completed its review of the interim financial information for the three months ended March 31, 2026, in accordance with PCAOB AS 4105, Reviews of Interim Financial Information.

Suri & Co. communicated completion of its review in October 2026 and reported an unqualified review conclusion with no material adjusted or unadjusted differences. The Company has not changed the financial statements or accompanying notes as originally filed in connection with completion of that review.

This Amendment is intended to disclose the subsequent completion of the review. Except as expressly described in this Amendment, the Company has not modified the Original Report. This Amendment should be read in conjunction with the Original Report and the Company’s subsequent SEC filings.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1 — Certification pursuant to Rule 13a-14(a)/15d-14(a) by the principal executive officer.

Exhibit 31.2 — Certification pursuant to Rule 13a-14(a)/15d-14(a) by the person performing the principal financial officer function.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

HYORC CORPORATION

By:	/s/ K. Reginald Fubara
K. Reginald Fubara
Chief Executive Officer (Principal Executive Officer)
Date: October 8th, 2026