Form 10-Q/A
period 2026-06-30
HyOrc Corp
filed 2026-10-08
CIK 1070789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2026 to June 30, 2026

HyOrc Corporation

(Exact name of registrant as specified in its charter)

Wyoming	000-51048	91-1910791
State or other jurisdiction of incorporation or organization	Commission File Number	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

HyOrc Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, originally filed with the Securities and Exchange Commission on August 6, 2026 (the “Original Report”).

The Original Report was filed before completion of the independent review of the Company’s interim financial information contemplated by Rule 10-01(d) of Regulation S-X. Subsequent to that filing, Suri & Co., the Company’s independent registered public accounting firm, completed its review of the interim financial information for the three and six months ended June 30, 2026, in accordance with PCAOB AS 4105, Reviews of Interim Financial Information.

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